Form 10-Q
period 2018-03-31
Nebula Acquisition Corp
filed 2018-05-15
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

NEBULA ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-222137	82-3008583
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Four Embarcadero Center, Suite 2350 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (513) 618-7161

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No  ☐

As of May 14, 2018, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Current assets:
Cash	$1,336,893	$25,000
Prepaid expenses	125,000	-
Total current assets	1,461,893	25,000
Investment held in Trust Account	275,443,950	-
Deferred offering costs associated with initial public offering	-	219,919
Total assets	$276,905,843	$244,919

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$30,386	$-
Accrued expenses	259,512	29,400
Note payable - related party	-	221,201
Total current liabilities	289,898	250,601
Deferred underwriting commissions	9,625,000	-
Total liabilities	9,914,898	250,601

Commitments

Class A common stock, $0.0001 par value; 26,199,094 and -0- shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively	261,990,940	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,300,906 and -0- shares issued and outstanding (excluding 26,199,094 and -0- shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	130	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	688	719
Additional paid-in capital	4,818,722	24,281
Retained earnings (accumulated deficit)	180,465	(30,682)
Total stockholders’ equity (deficit)	5,000,005	(5,682)
Total Liabilities and Stockholders’ Equity (Deficit)	$276,905,843	$244,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2018
General and administrative costs	$90,573
Franchise tax expense	49,000
Loss from operations	(139,573)
Investment income on Trust Account	443,950
Income before income tax expense	304,377
Income tax expense	93,230
Net income	$211,147

Weighted average shares outstanding of Class A common stock	24,138,889
Basic and diluted net income per share, Class A	$0.01
Weighted average shares outstanding of Class B common stock	6,798,611
Basic and diluted net income per share, Class B	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - December 31, 2017	-	$-	7,187,500	$719	$24,281	$(30,682)	$(5,682)
Sale of units in initial public offering, net of offering costs	27,500,000	2,750	-	-	259,282,730	-	259,285,480
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,500,000	-	7,500,000
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	-
Common stock subject to possible redemption	(26,199,094)	(2,620)	-	-	(261,988,320)	-	(261,990,940)
Net income	-	-	-	-	-	211,147	211,147
Balance - March 31, 2018	1,300,906	$130	6,875,000	$688	$4,818,722	$180,465	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2018
Cash Flows from Operating Activities:
Net income	$211,147
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(443,950)
Changes in operating assets and liabilities:
Prepaid expenses	(125,000)
Accounts payable	30,386
Accrued expenses	230,112
Net cash used in operating activities	(97,305)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	275,000,000
Payment of offering costs	(5,869,601)
Proceeds received from private placement	7,500,000
Repayment of note from related party	(221,201)
Net cash provided by financing activities	276,409,198

Net increase in cash	1,311,893

Cash - beginning of the period	25,000
Cash - end of the period	$1,336,893

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$219,919
Change in value of Class A common stock subject to possible redemption	$261,990,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Nebula Acquisition Corporation (the “Company”) was incorporated in Delaware on October 2, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2018, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through March 31, 2018 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

Sponsor and Financing

The Company’s sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on January 9, 2018. The Company consummated its Initial Public Offering of 27,500,000 Units, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $275 million and incurring offering costs of approximately $15.7 million, inclusive of $9.625 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s Sponsor, generating gross proceeds of $7.5 million (Note 4).

The Trust Account

Funds from the Initial Public Offering have been placed in a trust account (“Trust Account”) with American Stock Transfer and Trust Company. The proceeds held in the Trust Account may only be invested in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes and $100,000 of interest to pay dissolution expenses, if any), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the initial Business Combination within the Combination Period (defined below); and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an initial Business Combination within the Combination Period (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes and up to $500,000 of interest which may be released to the Company for working capital purposes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable and up to $500,000 for working capital amounts released to the Company). The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes). As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.

Liquidity

As of March 31, 2018, the Company had approximately $1.3 million in its operating bank account, approximately $444,000 of investment income available to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes and $100,000 of investment income to pay dissolution expenses).

Through March 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, approximately $291,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in Trust. The Company repaid the loans from the Sponsor in full in February 2018.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or March 31, 2019. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2018 is not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form S-1/A filed by the Company with the SEC on January 5, 2018.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriter discount, was charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A Common Stock subject to possible redemption

As discussed in Note 1, all of the 27,500,000 common shares sold as part of a Unit in the Initial Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2018, 26,199,094 of the 27,500,000 Public Shares were classified outside of permanent equity.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 14,166,667 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed interim statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per common share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Class B common stock outstanding for the period.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statement.

Note 3—Public Offering

On January 12, 2018, the Company sold 27,500,000 Units, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at a price of $10.00 per Unit.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of March 31, 2018.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering (or $5.5 million), with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds (or $9.625 million) payable upon the Company’s completion of an initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Note 4—Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 6). In December 2017, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of the Company’s independent directors. The 100,000 Founder Shares held by the Company’s independent directors was not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of March 31, 2018.

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering on January 12, 2018, the Sponsor paid the Company $7.5 million for 5,000,000 Private Placement Warrants at a price of $1.50 per whole warrant. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants has been added to the proceeds from the Initial Public Offering held in the Trust Account. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on January 12, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

The Company’s Sponsor had loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2018 or the completion of the Initial Public Offering. As of December 31, 2017, the Company had $221,201 balance outstanding. In February 2018, the Company repaid this amount in full and there was no balance outstanding at March 31, 2018.

Reimbursement to related party

  An affiliate of the Company paid certain administrative expenses for an aggregate of approximately $23,000, which was included in the accounts payable in the accompanying condensed balance sheet as of March 31, 2018. These amounts are due on demand and are non-interest bearing.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of March 31, 2018. As such, at January 12, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding (26,199,094 of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

 March 31, 2018

			Significant Other
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$275,443,950

None of the balance in the Trust Account was held in cash as of March 31, 2018.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 14, 2018, the date that the financial statement was available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Nebula Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on October 2, 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. Our sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

We consummated our initial public offering (“Initial Public Offering”) on January 12, 2018.

Results of Operations

Our entire activity since inception up to March 31, 2018 was in preparation for our Initial Public Offering and since such offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of approximately $211,000, which consisted of approximately $444,000 in investment income, offset by approximately $140,000 in general and administrative costs and approximately $93,000 in income tax expense.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $1.3 million in our operating bank account, approximately $444,000 of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes and $100,000 of interest to pay dissolution expenses).

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $291,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in Trust. The Company repaid the loans from the Sponsor in full in February 2018.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital and taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or March 31, 2019. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. In December 2017, the Sponsor transferred 25,000 Founder Shares to each of our then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of our independent directors. On March 31, 2018, we were advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture held by the Sponsor and are considered as forfeited in the accompanying balance sheet as of March 31, 2018.

Our initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering on January 12, 2018, the Sponsor paid us $7.5 million for 5,000,000 Private Placement Warrants at a price of $1.50 per whole warrant. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants has been added to the proceeds from the Initial Public Offering held in the Trust Account. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on January 12, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

Our Sponsor had loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2018 or the completion of the Initial Public Offering. As of March 31, 2018, we repaid this amount in full.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Reimbursement to related party

An affiliate of the Company paid certain administrative expenses for an aggregate of approximately $23,000, which was included in the accounts payable in the accompanying condensed balance sheet as of March 31, 2018. These amounts are due on demand and are non-interest bearing.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on January 19, 2018.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering which was filed with the SEC on January 10, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On January 12, 2018, we consummated a private placement of an aggregate 5,000,000 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7.5 million. The Private Placement Warrants, which were purchased by our sponsor Nebula Holdings, LLC, are substantially similar to the warrants underlying the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On January 12, 2018, we consummated our Initial Public Offering of 27,500,000 units, including the partial exercise of the underwriters’ over-allotment option of 3,750,000 units, with each unit consisting of one share of our Class A common stock and one-third of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period.  The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $275,000,000.  Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC acted as joint book-runner managers for the Public Offering.   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-222137). The SEC declared the registration statement effective on January 9, 2018.

We paid a total of $5.5 million in underwriting discounts and commissions and approximately $590,000 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters’ agreed to defer $9.625 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. We also repaid the promissory note and advances to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $9.625 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and the offering expenses, the total net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants was approximately $276.4 million, of which approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of March 31, 2018, approximately $1.3 million was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. See also the Forms 8-K filed by the Company on January 16, 2018 and January 19, 2018.

The 6,875,000 shares of Class B common stock held by the Sponsor (prior to the partial exercise of the over-allotment option included 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders of the Company would collectively own 20.0% of the issued and outstanding shares of common stock after the Public Offering. Since the underwriters did not exercise the over-allotment option in full, the Sponsor forfeited 312,500 shares of Class B common stock, which were canceled by the Company. As a result of such forfeiture, there are currently 6,875,000 shares of Class B common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

1.1**	Underwriting Agreement, dated January 9, 2018, between the Company and the several underwriters named therein
3.1**	Amended and Restated Certificate of Incorporation
4.1**	Warrant Agreement, dated January 9, 2018, between American Stock Transfer and Trust Company, LLC and the Company
10.1**	Investment Management Trust Account Agreement, dated January 9, 2018, between American Stock Transfer and Trust Company, LLC and the Company
10.2**	Registration Rights Agreement, dated January 9, 2018, among the Company and certain security holders
10.3**	Letter Agreement, dated January 9, 2018, by and between the Company and the security holders and the officers and directors of the Company
31.1	Certification of the Principal Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	Incorporated by reference to our Current Report on Form 8-K filed on January 16, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEBULA ACQUISITION CORPORATION

Dated: May 14, 2018	/s/ Adam H. Clammer
Name: Adam H. Clammer Title: Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2018	/s/ Rufina Adams
Name: Rufina Adams Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

