Form 10-Q
period 2018-06-30
Nebula Acquisition Corp
filed 2018-08-14
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Current assets:
Cash	$1,257,731	$25,000
Prepaid expenses	85,000	-
Total current assets	1,342,731	25,000
Investment held in Trust Account	276,268,816	-
Deferred offering costs associated with initial public offering	-	219,919
Total assets	$277,611,547	$244,919

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$13,151	$-
Accrued expenses	165,070	29,400
Due to related party	48,051	-
Note payable - related party	-	221,201
Total current liabilities	226,272	250,601
Deferred underwriting commissions	9,625,000	-
Total liabilities	9,851,272	250,601

Commitments

Class A common stock, $0.0001 par value; 26,276,027 and -0- shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively	262,760,270	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,223,973 and -0- shares issued and outstanding (excluding 26,276,027 and -0- shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	122	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	688	719
Additional paid-in capital	4,049,400	24,281
Retained earnings (accumulated deficit)	949,795	(30,682)
Total stockholders’ equity (deficit)	5,000,005	(5,682)
Total Liabilities and Stockholders’ Equity (Deficit)	$277,611,547	$244,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
General and administrative costs	$98,767	$189,340
Franchise tax expense	50,000	99,000
Loss from operations	(148,767)	(288,340)
Investment income on Trust Account	1,049,567	1,493,517
Income before income tax expense	900,800	1,205,177
Income tax expense	131,470	224,700
Net income	$769,330	$980,477

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.03	$0.04
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$980,477
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,493,517)
Changes in operating assets and liabilities:
Prepaid expenses	(85,000)
Accounts payable	13,151
Accrued expenses	135,670
Due to related party	48,051
Net cash used in operating activities	(401,168)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(275,000,000)
Investment income released from Trust Account to pay taxes	224,701
Net cash used in investing activities	(274,775,299)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	275,000,000
Payment of offering costs	(5,869,601)
Proceeds received from private placement	7,500,000
Repayment of note from related party	(221,201)
Net cash provided by financing activities	276,409,198

Net increase in cash	1,232,731

Cash - beginning of the period	25,000
Cash - end of the period	$1,257,731

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$219,919
Change in value of Class A common stock subject to possible redemption	$262,760,270

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through June 30, 2018 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliate acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity

As of June 30, 2018, the Company had approximately $1.3 million in its operating bank account, approximately $1.3 million of investment income available to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes and $100,000 of investment income to pay dissolution expenses). During the three months ended June 30, 2018, the Company withdrew approximately $225,000 of investment income in Trust Account to pay for taxes.

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, approximately $291,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in Trust. The Company repaid the loans from the Sponsor in full in February 2018.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 is not necessarily indicative of the results that may be expected through December 31, 2018.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2018, 26,276,027 of the 27,500,000 Public Shares were classified outside of permanent equity.

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

The Company’s condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per common share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of June 30, 2018.

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

Note 4—Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 6). In December 2017, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of the Company’s independent directors. The 100,000 Founder Shares held by the Company’s independent directors was not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of June 30, 2018.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Related Party Loans

The Company’s Sponsor had loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2018 or the completion of the Initial Public Offering. As of December 31, 2017, the Company had $221,201 balance outstanding. In February 2018, the Company repaid this amount in full and there was no balance outstanding at June 30, 2018.

Due to Related Party

An affiliate of the Company paid administrative expenses for an aggregate of approximately $48,000, as reflected in the accompanying condensed balance sheet as of June 30, 2018. These amounts are due on demand and are non-interest bearing.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of June 30, 2018. As such, at January 12, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding (26,276,027 of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Warrants

The public warrants may only be exercised for a whole number of shares. No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade. The public warrants will become exercisable on the later of  (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the initial public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the public warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

The private placement warrants are identical to the public warrants underlying the units sold in the initial public offering, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial shareholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company may call the public warrants for redemption (except with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$276,268,816	-	-

None of the balance in the Trust Account was held in cash as of June 30, 2018.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

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

We consummated our initial public offering (“Initial Public Offering”) on January 12, 2018.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, which was consummated on January 12, 2018, and since such offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of approximately $769,000, which consisted of approximately $1.0 million in investment income, offset by approximately $99,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $131,000 in income tax expense.

For the six months ended June 30, 2018, we had net income of approximately $980,000, which consisted of approximately $1.5 million in investment income, offset by approximately $189,000 in general and administrative costs, $99,000 in franchise tax expense, and approximately $225,000 in income tax expense.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $1.3 million in our operating bank account, approximately $1.3 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes and $100,000 of interest to pay dissolution expenses). During the three months ended June 30, 2018, we withdrew approximately $225,000 of investment income in Trust Account to pay for taxes.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $291,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in Trust. The Company repaid the loans from the Sponsor in full in February 2018.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital, taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. In December 2017, the Sponsor transferred 25,000 Founder Shares to each of our then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of our independent directors. On January 12, 2018, we were advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture held by the Sponsor and are considered as forfeited in the accompanying balance sheet as of June 30, 2018.

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

Related Party Loans

Our Sponsor had loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2018 or the completion of the Initial Public Offering. As of June 30, 2018, we repaid this amount in full.

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

Due to Related Party

An affiliate of our company paid administrative expenses for an aggregate of approximately $48,000, as reflected in the accompanying condensed balance sheet as of June 30, 2018. These amounts are due on demand and are non-interest bearing.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on January 10, 2018 and January 19, 2018, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of June 30, 2018, approximately $1.3 million was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940.

The Company paid approximately $6.1 million of offering cost including the repayment of the note from our Sponsor and the remaining proceeds of approximately $1.6 million held outside the Trust Account upon closing of the Initial Public Offering will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NEBULA ACQUISITION CORPORATION

Dated: August 14, 2018	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

