Form 10-Q
period 2018-09-30
Nebula Acquisition Corp
filed 2018-11-14
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No  ☐

As of November 14, 2018, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Current assets:
Cash	$1,222,384	$25,000
Prepaid expenses	45,000	-
Total current assets	1,267,384	25,000
Investment held in Trust Account	277,220,081	-
Deferred offering costs associated with initial public offering	-	219,919
Total assets	$278,487,465	$244,919

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$13,965	$-
Accrued expenses	60,105	29,400
Due to related party	91,862	-
Franchise tax payable	150,000	-
Income tax payable	47,341	-
Note payable - related party	-	221,201
Total current liabilities	363,273	250,601
Deferred underwriting commissions	9,625,000	-
Total liabilities	9,988,273	250,601

Commitments

Class A common stock, $0.0001 par value; 26,349,919 and -0- shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively	263,499,190	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,150,081 and -0- shares issued and outstanding (excluding 26,349,919 and -0- shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	115	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	688	719
Additional paid-in capital	3,310,487	24,281
Retained earnings (accumulated deficit)	1,688,712	(30,682)
Total stockholders' equity (deficit)	5,000,002	(5,682)
Total Liabilities and Stockholders' Equity (Deficit)	$278,487,465	$244,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
General and administrative costs	$115,006	$304,346
Franchise tax expense	50,000	149,000
Loss from operations	(165,006)	(453,346)
Investment income on Trust Account	1,216,914	2,710,431
Income before income tax expense	1,051,908	2,257,085
Income tax expense	312,991	537,691
Net income	$738,917	$1,719,394

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.03	$0.06
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2018
Cash Flows from Operating Activities:
Net income	$1,719,394
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,710,431)
Changes in operating assets and liabilities:
Prepaid expenses	(45,000)
Accounts payable	13,965
Accrued expenses	30,705
Due to related party	91,862
Franchise tax payable	150,000
Income tax payable	47,341
Net cash used in operating activities	(702,164)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(275,000,000)
Investment income released from Trust Account to pay taxes	490,350
Net cash used in investing activities	(274,509,650)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	275,000,000
Payment of offering costs	(5,869,601)
Proceeds received from private placement	7,500,000
Repayment of note from related party	(221,201)
Net cash provided by financing activities	276,409,198

Net increase in cash	1,197,384

Cash - beginning of the period	25,000
Cash - end of the period	$1,222,384

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$219,919
Change in value of Class A common stock subject to possible redemption	$263,499,190

Supplemental cash flow disclosure
Cash paid for income taxes	$490,350
Cash paid for interest	-

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

At September 30, 2018, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through September 30, 2018 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

Liquidity

As of September 30, 2018, the Company had approximately $1.2 million in its operating bank account, approximately $2.2 million of investment income available to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes and $100,000 of investment income to pay dissolution expenses).

Through September 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and approximately $490,000 in proceeds from investment income released from Trust Account to pay for taxes during the nine months ended September 30, 2018. The Company repaid the loans from the Sponsor in full in February 2018.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 is not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on January 10, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on January 19, 2018.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2018, 26,349,919 of the 27,500,000 Public Shares were classified outside of permanent equity.

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

The Company’s condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of September 30, 2018.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4—Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5). In December 2017, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of the Company’s independent directors. The 100,000 Founder Shares held by the Company’s independent directors was not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of September 30, 2018.

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

Related Party Loans

The Company’s Sponsor had loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2018 or the completion of the Initial Public Offering. As of December 31, 2017, the Company had $221,201 balance outstanding. In February 2018, the Company repaid this amount in full and there was no balance outstanding at September 30, 2018.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Due to Related Party

An affiliate of the Company paid administrative expenses for an aggregate of approximately $92,000, as reflected in the accompanying condensed balance sheet as of September 30, 2018. These amounts are due on demand and are non-interest bearing.

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying balance sheet as of September 30, 2018. As such, at January 12, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding (26,349,919 of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$277,220,081	-	-

At September 30, 2018, the investment held in the Trust Account were held in marketable sercurities.

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

For the three months ended September 30, 2018, we had net income of approximately $739,000, which consisted of approximately $1.2 million in investment income, offset by approximately $115,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $313,000 in income tax expense.

For the nine months ended September 30, 2018, we had net income of approximately $1.7 million, which consisted of approximately $2.7 million in investment income, offset by approximately $304,000 in general and administrative costs, $149,000 in franchise tax expense, and approximately $538,000 in income tax expense.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $1.2 million in our operating bank account, approximately $2.2 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes and $100,000 of interest to pay dissolution expenses).

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and approximately $490,000 in proceeds from investment income released from Trust Account to pay for taxes during the nine months ended September 30, 2018. We repaid the loans from the Sponsor in full in February 2018.

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

Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. In December 2017, the Sponsor transferred 25,000 Founder Shares to each of our then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of our independent directors. On January 12, 2018, we were advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 312,500 shares of Class B common stock subject to forfeiture held by the Sponsor and are considered as forfeited in the accompanying balance sheet as of September 30, 2018.

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

Related Party Loans

Our Sponsor had loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2018 or the completion of the Initial Public Offering. We repaid this amount in full in February 2018 and there were no balance outstanding as of September 30, 2018 with regard to such loan.

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

Due to Related Party

An affiliate of our company paid administrative expenses for an aggregate of approximately $92,000, as reflected in the accompanying condensed balance sheet as of September 30, 2018. These amounts are due on demand and are non-interest bearing.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of September 30, 2018, approximately $1.2 million was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940.

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

NEBULA ACQUISITION CORPORATION

Dated: November 14, 2018	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)