Form 10-Q
period 2019-03-31
Nebula Acquisition Corp
filed 2019-05-15
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NEBU	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	NEBU.W	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one third of one Warrant	NEBU.U	The NASDAQ Stock Market LLC

As of May 14, 2019, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
Assets:	(unaudited)
Current assets:
Cash	$953,397	$1,183,723
Prepaid expenses	131,750	5,000
Total current assets	1,085,147	1,188,723
Investment held in Trust Account	279,643,761	278,323,607
Total assets	$280,728,908	$279,512,330

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,525	$11,155
Due to related party	97,328	95,865
Franchise tax payable	50,050	200,000
Income tax payable	364,378	55,399
Total current liabilities	520,281	362,419
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	10,145,281	9,987,419

Commitments

Class A common stock, $0.0001 par value; 26,558,362 and 26,452,491 shares subject to possible redemption at March 31, 2019 and December 31, 2018, respectively	265,583,620	264,524,910

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 941,638 and 1,047,509 shares issued and outstanding (excluding 26,558,362 and 26,452,491 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	94	105
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	688	688
Additional paid-in capital	1,286,079	2,344,778
Retained earnings	3,713,146	2,654,430
Total stockholders’ equity	5,000,007	5,000,001
Total Liabilities and Stockholders’ Equity	$280,728,908	$279,512,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
General and administrative costs	$102,409	$90,573
Franchise tax expense	50,100	49,000
Loss from operations	(152,509)	(139,573)
Investment income on Trust Account	1,520,203	443,950
Income before income tax expense	1,367,694	304,377
Income tax expense	308,978	93,230
Net income	$1,058,716	$211,147

Weighted average shares outstanding of Class A common stock	27,500,000	24,138,889
Basic and diluted net income per share, Class A	$0.04	$0.01
Weighted average shares outstanding of Class B common stock	6,875,000	6,798,611
Basic and diluted net income per share, Class B	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid- In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,047,509	$105	6,875,000	$688	$2,344,778	2,654,430	$5,000,001
Change in Common stock subject to possible redemption	(105,871)	(11)	-	-	(1,058,699)	-	(1,058,710)
Net income	-	-	-	-	-	1,058,716	1,058,716
Balance - March 31, 2019 (unaudited)	941,638	$94	6,875,000	$688	$1,286,079	$3,713,146	$5,000,007

	For the Three Months Ended March 31, 2018
	Common Stock					Retained	Total
	Class A		Class B		Additional	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	(Accumulated Deficit)	Equity (Deficit)
Balance - December 31, 2017	-	$-	7,187,500	$719	$24,281	$(30,682)	$(5,682)
Sale of units in initial public offering, net of offering costs	27,500,000	2,750	-	-	259,282,730	-	259,285,480
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,500,000	-	7,500,000
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	-
Common stock subject to possible redemption	(26,199,094)	(2,620)	-	-	(261,988,320)	-	(261,990,940)
Net income	-	-	-	-	-	211,147	211,147
Balance - March 31, 2018 (unaudited)	1,300,906	$130	6,875,000	$688	$4,818,722	180,465	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,058,716	$211,147
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,520,204)	(443,950)
Changes in operating assets and liabilities:
Prepaid expenses	(126,750)	(125,000)
Accounts payable	(2,630)	30,386
Accrued expenses	-	230,112
Due to related party	1,463	-
Franchise tax payable	(149,950)	-
Income tax payable	308,979	-
Net cash used in operating activities	(430,376)	(97,305)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(275,000,000)
Investment income released from Trust Account to pay taxes	200,050	-
Net cash provided by (used in) investing activities	200,050	(275,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	275,000,000
Payment of offering costs	-	(5,869,601)
Proceeds received from private placement	-	7,500,000
Repayment of note from related party	-	(221,201)
Net cash provided by financing activities	-	276,409,198

Net increase (decrease) in cash	(230,326)	1,311,893

Cash - beginning of the period	1,183,723	25,000
Cash - end of the period	$953,397	$1,336,893

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$-	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$-	$219,919
Change in value of Class A common stock subject to possible redemption	$1,058,710	$261,990,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2019, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through March 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

Sponsor and Financing

The Company’s sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on January 9, 2018. The Company consummated its Initial Public Offering of 27,500,000 Units, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $275 million and incurring offering costs of approximately $15.7 million, inclusive of $9.625 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Sponsor, generating gross proceeds of $7.5 million (Note 4).

The Trust Account

Funds from the Initial Public Offering have been placed in a trust account (“Trust Account”) with American Stock Transfer and Trust Company. The proceeds held in the Trust Account may only be invested in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

As of March 31, 2019, the Company had approximately $953,000 in its operating bank account, approximately $4.6 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes and $100,000 of investment income to pay dissolution expenses), and working capital of approximately $565,000.

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. The Company repaid the loans from the Sponsor in full in February 2018.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2019 is not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year 2018, which was filed by the Company with the SEC on February 15, 2019.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A-Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriter discount, was charged to additional paid-in capital upon completion of the Initial Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 26,558,362 and 26,452,491 of the 27,500,000 Public Shares were classified outside of permanent equity, respectively.

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

The Company’s condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3-Public Offering

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

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018.

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

Note 4-Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5). In December 2017, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then independent directors, at the original per share purchase price. Also, in January 2018, another 25,000 Founder Shares were transferred to one of the Company’s independent directors. The 100,000 Founder Shares held by the Company’s independent directors was not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018.

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

Related Party Loans

The Company’s Sponsor had loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2018 or upon the completion of the Initial Public Offering. In February 2018, the Company repaid this amount in full.

Due to Related Party

An affiliate of the Company paid administrative expenses on behalf of the Company. An aggregate of approximately $97,000 and $96,000, as reflected in the accompanying condensed balance sheets are outstanding as of March 31, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5-Stockholders’ Equity

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding (26,558,362 and 26,452,491 of which are classified outside of equity as redeemable common stock, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 6-Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$279,643,761	-	-

December 31, 2018	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$278,323,607	-	-

At March 31, 2019 and December 31, 2018, the investment held in the Trust Account were held in marketable securities.

Note 7-Subsequent Events

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

Overview

We are a blank check company incorporated as a Delaware corporation on October 2, 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. Our sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

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

For the three months ended March 31, 2019, we had net income of approximately $1.1 million, which consisted of approximately $1.5 million in investment income, offset by approximately $102,000 in general and administrative costs, approximately $50,000 in franchise tax expense, and approximately $309,000 in income tax expense.

 For the three months ended March 31, 2018, we had net income of approximately $211,000, which consisted of approximately $444,000 in investment income, offset by approximately $91,000 in general and administrative costs, $49,000 in franchise tax expense, and approximately $93,000 in income tax expense.

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

As of March 31, 2019, we had approximately $953,000 in our operating bank account, approximately $4.6 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes and $100,000 of interest to pay dissolution expenses), and a working capital of approximately $565,000.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. We repaid the loans from the Sponsor in full in February 2018.

Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. In December 2017, the Sponsor transferred 25,000 Founder Shares to each of our then independent directors, at the original per share purchase price. Also, in January 2018, another 25,000 Founder Shares were transferred to one of our independent directors. On January 12, 2018, we were advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock held by the Sponsor during the year ended December 31, 2018.

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

Related Party Loans

Our Sponsor had loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2018 or the completion of the Initial Public Offering. We repaid this amount in full in February 2018.

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

Due to Related Party

An affiliate of our company paid administrative expenses on behalf of the Company. An aggregate of approximately $97,000 and $96,000, as reflected in the accompanying balance sheets are outstanding as of March 31, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our 2018 Form 10-K filed with the SEC on February 15, 2019.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the net proceeds of our initial public offering and simultaneous private placement not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

As of March 31, 2019, we had approximately $953,000 in operating bank account, approximately $4.6 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to us for working capital purposes and $100,000 of investment income to pay dissolution expenses), and working capital of approximately $565,000. Funds in the Trust Account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have not received any advances from our sponsor or directors to finance transaction costs in connection with a business combination. Neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share or less upon redemption of our public shares.

Other than the above risk factor, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year 2018, which was filed with the SEC on February 15, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of March 31, 2019, approximately $953,000 was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The Company paid approximately $6.1 million of offering cost including the repayment of the note from ots Sponsor and the remaining proceeds of approximately $1.6 million held outside the Trust Account upon closing of the Initial Public Offering have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEBULA ACQUISITION CORPORATION

Dated: May 15, 2019	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2019	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)