Form 10-Q
period 2019-06-30
Nebula Acquisition Corp
filed 2019-08-14
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$907,910	$1,183,723
Prepaid expenses	90,467	5,000
Total current assets	998,377	1,188,723
Investment held in Trust Account	280,465,060	278,323,607
Total assets	$281,463,437	$279,512,330

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$-	$11,155
Due to related party	120,467	95,865
Franchise tax payable	20,050	200,000
Income tax payable	584,018	55,399
Total current liabilities	724,535	362,419
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	10,349,535	9,987,419

Commitments

Class A common stock, $0.0001 par value; 26,611,390 and 26,452,491 shares subject to possible redemption at June 30, 2019 and December 31, 2018, respectively	266,113,900	264,524,910

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 888,610 and 1,047,509 shares issued and outstanding (excluding 26,611,390 and 26,452,491 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	89	105
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	688	688
Additional paid-in capital	755,804	2,344,778
Retained earnings	4,243,421	2,654,430
Total stockholders’ equity	5,000,002	5,000,001
Total Liabilities and Stockholders’ Equity	$281,463,437	$279,512,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative costs	$107,351	$98,767	$209,760	$189,340
Franchise tax expense	50,000	50,000	100,100	99,000
Loss from operations	(157,351)	(148,767)	(309,860)	(288,340)
Investment income on Trust Account	1,596,385	1,049,567	3,116,588	1,493,517
Income before income tax expense	1,439,034	900,800	2,806,728	1,205,177
Income tax expense	908,759	131,470	1,217,737	224,700
Net income	$530,275	$769,330	$1,588,991	$980,477

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.02	$0.03	$0.06	$0.04
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,047,509	$105	6,875,000	$688	$2,344,778	2,654,430	$5,000,001
Common stock subject to possible redemption	(105,871)	(11)	-	-	(1,058,699)	-	(1,058,710)
Net income	-	-	-	-	-	1,058,716	1,058,716
Balance - March 31, 2019 (unaudited)	941,638	$94	6,875,000	$688	$1,286,079	$3,713,146	$5,000,007
Common stock subject to possible redemption	(53,028)	(5)	-	-	(530,275)	-	(530,280)
Net income	-	-	-	-	-	530,275	530,275
Balance - June 30, 2019 (unaudited)	888,610	$89	6,875,000	$688	$755,804	$4,243,421	$5,000,002

	For the Six Months Ended June 30, 2018
						Retained	Total
	Common Stock				Additional	Earnings	Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - December 31, 2017	-	$-	7,187,500	$719	$24,281	$(30,682)	$(5,682)
Sale of units in initial public offering, net of offering costs	27,500,000	2,750	-	-	259,282,730	-	259,285,480
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,500,000	-	7,500,000
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	-
Common stock subject to possible redemption	(26,199,094)	(2,620)	-	-	(261,988,320)	-	(261,990,940)
Net income	-	-	-	-	-	211,147	211,147
Balance - March 31, 2018 (unaudited)	1,300,906	$130	6,875,000	$688	$4,818,722	180,465	$5,000,005
Common stock subject to possible redemption	(76,933)	(8)	-	-	(769,322)	-	(769,330)
Net income	-	-	-	-	-	769,330	769,330
Balance - June 30, 2018 (unaudited)	1,223,973	$122	6,875,000	$688	$4,049,401	$949,795	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,588,991	$980,477
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,116,588)	(1,493,517)
Changes in operating assets and liabilities:
Prepaid expenses	(85,467)	(85,000)
Accounts payable	(11,155)	13,151
Accrued expenses	-	135,670
Due to related party	24,602	48,051
Franchise tax payable	(179,950)	-
Income tax payable	528,619	-
Net cash used in operating activities	(1,250,948)	(401,168)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(275,000,000)
Investment income released from Trust Account to pay taxes	975,135	224,701
Net cash provided by (used in) investing activities	975,135	(274,775,299)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	275,000,000
Payment of offering costs	-	(5,869,601)
Proceeds received from private placement	-	7,500,000
Repayment of note from related party	-	(221,201)
Net cash provided by financing activities	-	276,409,198

Net (decrease) increase in cash	(275,813)	1,232,731

Cash - beginning of the period	1,183,723	25,000
Cash - end of the period	$907,910	$1,257,731

Supplemental disclosure of noncash activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$-	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$-	$219,919
Change in value of Class A common stock subject to possible redemption	$1,624,990	$262,760,270

Supplemental cash flow disclosure:
Cash paid for income taxes	$695,085	$224,700

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

At June 30, 2019, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

As of June 30, 2019, the Company had approximately $908,000 in its operating bank account, approximately $5.5 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes and $100,000 of investment income to pay dissolution expenses), and working capital of approximately $878,000 (excluding franchise and income tax obligations).

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. The Company repaid the loans from the Sponsor in full in February 2018. We anticipate that we will need to obtain loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through January 2019, our mandatory liquidation date.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 is not necessarily indicative of the results that may be expected through December 31, 2019.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 26,611,390 and 26,452,491 of the 27,500,000 Public Shares were classified outside of permanent equity, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of approximately $120,000 and $96,000, as reflected in the accompanying condensed balance sheets are outstanding as of June 30, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding and 26,611,390 and 26,452,491 of the shares of Class A common stock are classified outside of equity as redeemable common stock, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 6-Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$280,465,060	-	-

December 31, 2018

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$278,323,607	-	-

At June 30, 2019 and December 31, 2018, the investment held in the Trust Account were held in marketable securities.

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

For the three months ended June 30, 2019, we had net income of approximately $530,000, which consisted of approximately $1.6 million in investment income, offset by approximately $107,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $909,000 in income tax expense.

For the three months ended June 30, 2018, we had net income of approximately $769,000, which consisted of approximately $1.0 million in investment income, offset by approximately $99,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $131,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $1.6 million, which consisted of approximately $3.1 million in investment income, offset by approximately $210,000 in general and administrative costs, approximately $100,000 in franchise tax expense, and approximately $1.2 million in income tax expense.

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

As of June 30, 2019, we had approximately $908,000 in our operating bank account, approximately $5.5 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes and $100,000 of interest to pay dissolution expenses), and a working capital of approximately $878,000 (excluding franchise and income tax obligations).

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. We repaid the loans from the Sponsor in full in February 2018. We anticipate that we will need to issue loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through January 12, 2020, our mandatory liquidation date.

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

Due to Related Party

An affiliate of our company paid administrative expenses on behalf of the Company. An aggregate of approximately $120,000 and $96,000, as reflected in the accompanying balance sheets are outstanding as of June 30, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for fiscal year 2018 filed with the SEC on February 15, 2019.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the net proceeds of our initial public offering and simultaneous private placement not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

As of June 30, 2019, we had approximately $908,000 in operating bank account, approximately $5.5 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to us for working capital purposes and $100,000 of investment income to pay dissolution expenses), and working capital of approximately $878,000. Funds in the Trust Account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have not received any advances from our sponsor or directors to finance transaction costs in connection with a business combination. Neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share or less upon redemption of our public shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of June 30, 2019, approximately $908,000 was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The Company paid approximately $6.1 million of offering cost including the repayment of the note from the Sponsor and the remaining proceeds of approximately $1.6 million held outside the Trust Account upon closing of the Initial Public Offering have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NEBULA ACQUISITION CORPORATION

Dated: August 14, 2019	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)