Form 10-Q
period 2019-09-30
Nebula Acquisition Corp
filed 2019-11-14
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$868,689	$1,183,723
Prepaid expenses	48,045	5,000
Total current assets	916,734	1,188,723
Investment held in Trust Account	281,910,891	278,323,607
Total Assets	$282,827,625	$279,512,330

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,443	$11,155
Due to related party	128,665	95,865
Franchise tax payable	30,050	200,000
Income tax payable	1,028,883	55,399
Total current liabilities	1,194,041	362,419
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	10,819,041	9,987,419

Commitments

Class A common stock, $0.0001 par value; 26,700,858 and 26,452,491 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively	267,008,580	264,524,910

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 799,142 and 1,047,509 shares issued and outstanding (excluding 26,700,858 and 26,452,491 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	80	105
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	688	688
Additional paid-in capital	-	2,344,778
Retained earnings	4,999,236	2,654,430
Total stockholders’ equity	5,000,004	5,000,001
Total Liabilities and Stockholders’ Equity	$282,827,625	$279,512,330

The accompanying notes are an integral part of these condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative costs	$90,316	$115,006	$300,076	$304,346
Franchise tax expense	50,000	50,000	150,100	149,000
Loss from operations	(140,316)	(165,006)	(450,176)	(453,346)
Investment income on Trust Account	1,485,830	1,216,914	4,602,418	2,710,431
Income before income tax expense	1,345,514	1,051,908	4,152,242	2,257,085
Income tax expense	450,832	312,991	1,668,569	537,691
Net income	$894,682	$738,917	$2,483,673	$1,719,394

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.03	$0.03	$0.09	$0.06
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,047,509	$105	6,875,000	$688	$2,344,778	2,654,430	$5,000,001
Common stock subject to possible redemption	(105,871)	(11)	-	-	(1,058,699)	-	(1,058,710)
Net income	-	-	-	-	-	1,058,716	1,058,716
Balance - March 31, 2019 (unaudited)	941,638	$94	6,875,000	$688	$1,286,079	$3,713,146	$5,000,007
Common stock subject to possible redemption	(53,028)	(5)	-	-	(530,275)	-	(530,280)
Net income	-	-	-	-	-	530,275	530,275
Balance - June 30, 2019 (unaudited)	888,610	$89	6,875,000	$688	$755,804	$4,243,421	$5,000,002
Common stock subject to possible redemption	(89,468)	(9)	-	-	(755,804)	(138,867)	(894,680)
Net income	-	-	-	-	-	894,682	894,682
Balance - September 30, 2019 (unaudited)	799,142	$80	6,875,000	$688	$-	$4,999,236	$5,000,004

	For the Nine Months Ended September 30, 2018
	Common Stock				Additional	Retained Earnings	Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - December 31, 2017	-	$-	7,187,500	$719	$24,281	$(30,682)	$(5,682)
Sale of units in initial public offering, net of offering costs	27,500,000	2,750	-	-	259,282,730	-	259,285,480
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,500,000	-	7,500,000
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	(0)
Common stock subject to possible redemption	(26,199,094)	(2,620)	-	-	(261,988,320)	-	(261,990,940)
Net income	-	-	-	-	-	211,147	211,147
Balance - March 31, 2018 (unaudited)	1,300,906	$130	6,875,000	$688	$4,818,722	$180,465	$5,000,005
Common stock subject to possible redemption	(76,933)	(8)	-	-	(769,322)	-	(769,330)
Net income	-	-	-	-	-	769,330	769,330
Balance - June 30, 2018 (unaudited)	1,223,973	$122	6,875,000	$688	$4,049,400	$949,795	$5,000,005
Common stock subject to possible redemption	(73,892)	(7)	-	-	(738,913)	-	(738,920)
Net income	-	-	-	-	-	738,917	738,917
Balance - September 30, 2018 (unaudited)	1,150,081	$115	6,875,000	$688	$3,310,487	$1,688,712	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,483,673	$1,719,394
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(4,602,418)	(2,710,431)
Changes in operating assets and liabilities:
Prepaid expenses	(43,045)	(45,000)
Accounts payable	(4,712)	13,965
Accrued expenses	-	30,705
Due to related party	32,800	91,862
Franchise tax payable	(169,950)	150,000
Income tax payable	973,484	47,341
Net cash used in operating activities	(1,330,168)	(702,164)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(275,000,000)
Investment income released from Trust Account to pay taxes	1,015,134	490,350
Net cash provided by (used in) investing activities	1,015,134	(274,509,650)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	275,000,000
Payment of offering costs	-	(5,869,601)
Proceeds received from private placement	-	7,500,000
Repayment of note from related party	-	(221,201)
Net cash provided by financing activities	-	276,409,198

Net (decrease) increase in cash	(315,034)	1,197,384

Cash - beginning of the period	1,183,723	25,000
Cash - end of the period	$868,689	$1,222,384

Supplemental disclosure of noncash activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$-	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$-	$219,919
Change in value of Class A common stock subject to possible redemption	$2,483,670	$263,499,190

Supplemental cash flow disclosure:
Cash paid for income taxes	$695,085	$490,350

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

As of September 30, 2019, the Company had approximately $869,000 in its operating bank account, approximately $6.9 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes, of which the Company has not withdrawn any amount since inception, and $100,000 of investment income to pay dissolution expenses), and working capital deficit of approximately $277,000 (including approximately $1.1 million in franchise and income tax obligations, which will be paid using investment income held in Trust Account).

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and an aggregate of approximately $129,000 in advances due to related party, which is discussed in Note 4, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. The Company repaid the loans from the Sponsor in full in February 2018. We anticipate that we may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through January 12, 2020, our mandatory liquidation date.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 is not necessarily indicative of the results that may be expected through December 31, 2019.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2019 and December 31, 2018, 26,700,858 and 26,452,491 of the 27,500,000 Public Shares were classified outside of permanent equity, respectively.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of approximately $129,000 and $96,000, as reflected in the accompanying condensed balance sheets are outstanding as of September 30, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding and 26,700,858 and 26,452,491 of the shares of Class A common stock are classified outside of equity as redeemable common stock, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 6-Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$281,910,891	-	-

December 31, 2018

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$278,323,607	-	-

At September 30, 2019 and December 31, 2018, the investment held in the Trust Account were held in marketable securities.

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

Overview

We are a blank check company incorporated as a Delaware corporation on October 2, 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to complete our initial business combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. Our sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

We consummated our Initial Public Offering on January 12, 2018.

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

For the three months ended September 30, 2019, we had net income of approximately $895,000, which consisted of approximately $1.5 million in investment income, offset by approximately $90,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $451,000 in income tax expense.

For the three months ended September 30, 2018, we had net income of approximately $739,000, which consisted of approximately $1.2 million in investment income, offset by approximately $115,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $313,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $2.5 million, which consisted of approximately $4.6 million in investment income, offset by approximately $300,000 in general and administrative costs, approximately $150,000 in franchise tax expense, and approximately $1.7 million in income tax expense.

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

As of September 30, 2019, we had approximately $869,000 in our operating bank account, approximately $6.9 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes, of which we have not withdrawn any amount since inception, and $100,000 of interest to pay dissolution expenses), and a working capital deficit of approximately $277,000 (including approximately $1.1 million in franchise and income tax obligations, which will be paid using investment income held in Trust Account).

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and an aggregate of approximately $129,000 in advances due to related party, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account to pay for taxes. We repaid the loans from the Sponsor in full in February 2018. We anticipate that we may need to issue additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through January 12, 2020, our mandatory liquidation date.

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

Due to Related Party

An affiliate of our company paid administrative expenses on behalf of the Company. An aggregate of approximately $129,000 and $96,000, as reflected in the accompanying balance sheets are outstanding as of September 30, 2019 and December 31, 2018, respectively. These amounts are due on demand and are non-interest bearing.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the net proceeds of our initial public offering and simultaneous private placement not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

As of September 30, 2019, we had approximately $869,000 in operating bank account, approximately $6.9 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to us for working capital purposes, of which we have not withdrawn any amount since inception, and $100,000 of investment income to pay dissolution expenses), and working capital of approximately $782,000. Funds in the Trust Account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of September 30, 2019, approximately $908,000 was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

NEBULA ACQUISITION CORPORATION

Dated: November 14, 2019	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)