Form 10-K
period 2019-12-31
Nebula Acquisition Corp
filed 2020-02-14
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38339

NEBULA ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-3008583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Four Embarcadero Center, Suite 2350 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 618-7161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NEBU	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	NEBU.W	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one-third of one Warrant	NEBU.U	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2019, as reported on the Nasdaq Capital Market, was $277.5 million.

As of February 14, 2020, there were 27,500,000 Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	we,” “us,” “company” or “our company” are to Nebula Acquisition Corporation;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our offıcers and directors;

●	“sponsor” are to Nebula Holdings, LLC, a Delaware limited liability company; True Wind Capital, L.P., is the sole managing member of our sponsor; Mr. Greene and Mr. Clammer, our co-Chief Executive Officers, are the managing members of True Wind Capital GP, LLC, the General Partner of True Wind Capital, L.P.;

●	“initial stockholders” are to holders of our shares of Class B common stock;

●	“True Wind Capital” are to True Wind Capital Management, L.P., our advisor and an affiliate of our sponsor;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees; and

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Open Lending, LLC or any other business combinations;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if our transaction with Open Lending, LLC is not successfully consummated;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

iii

PART I

Item 1. Business

BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. True Wind Capital Management, L.P. a technology focused private investment firm, referred herein as True Wind Capital, is our advisor and the advisor of True Wind Capital, L.P.

True Wind Capital

True Wind Capital is a San Francisco-based private equity firm managing $558 million as of December 31, 2019 that is focused on investing in leading technology companies in the lower middle-market and middle-market with a broad mandate including software, IT services, internet, semiconductors, industrial technology, and hardware. True Wind Capital is a value-added partner, providing support and expertise that is rooted in its teams’ 75+ years of collective investing experience. True Wind Capital currently has a team of thirteen full-time investment professionals with deep technology investing expertise.

We are a portfolio investment held in True Wind Capital’s sole investment fund, True Wind Capital, L.P., which provided all of the risk capital to fund our launch. As such, we have utilized True Wind Capital’s platform to provide complete access to its team, deal prospects, and network, along with any necessary resources to aid in the identification, diligence, and operational support of a target for the initial business combination.

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

Business Combination

On January 5, 2020, we entered into a Business Combination Agreement (the “Merger Agreement”) with BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder (the “Blocker Holder”), Nebula Parent Corp., a Delaware corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company (“Merger Sub LLC”), NBLA Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”), Open Lending, LLC, a Texas limited liability company (“Open Lending”), and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative. Open Lending is a lending enablement platform for the automotive finance market powered by proprietary data, advanced decisioning analytics, an innovative insurance structure and scaled distribution. The platform enables near-prime consumers, approximately 50% of borrowers today, to finance their vehicles at more attractive rates when compared to traditional lending alternatives, while presenting a similar risk profile to the lender as that of a prime borrower. The Merger Agreement provides for each of the following transactions to occur in the following order: (i) Merger Sub Corp will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ParentCo (the “NAC Surviving Company”); (ii) immediately following the First Merger and prior to the Blocker Contribution (as defined below), Blocker shall redeem a specified number of shares of Blocker common stock in exchange for cash (the “Blocker Redemption”); (iii) immediately following the Blocker Redemption, ParentCo will acquire, and the Blocker Holder will contribute to ParentCo the remaining shares of Blocker common stock after giving effect to the Blocker Redemption (the “Blocker Contribution”) such that, following the Blocker Contribution, Blocker will be a wholly-owned subsidiary of the ParentCo; (iv) immediately following the Blocker Contribution, Merger Sub LLC will merge with and into Open Lending (the “Second Merger”), with Open Lending surviving the Second Merger as a wholly-owned subsidiary of ParentCo (the “Surviving Company”); (v) immediately following the Second Merger, Blocker will acquire, and ParentCo will contribute to Blocker all common units of the Surviving Company directly held by ParentCo after the Second Merger; and (vi) the NAC Surviving Company will acquire and ParentCo will contribute to the NAC Surviving Company the remaining shares of Blocker common stock after giving effect to the Blocker Redemption and the Blocker Contribution (the “ParentCo Blocker Contribution”) such that, following the ParentCo Blocker Contribution, Blocker shall be a wholly-owned subsidiary of the NAC Surviving Company (together with the other transactions related thereto, the “Proposed Transactions”). Following the Proposed Transactions, it is expected that ParentCo’s common shares will be listed on the Nasdaq Capital Market.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Transactions by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

In connection with the Proposed Transactions, we have obtained commitments from interested investors (each a “Subscriber”) to purchase shares of Class A common stock, which will be converted into shares of common stock of ParentCo (the “ParentCo Common Shares”) in connection with the closing of the Proposed Transaction (the “PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (the “PIPE”). Several fundamental investors have committed $200 million to participate in the transaction through the PIPE anchored by our sponsor. Our sponsor has agreed to subscribe for $85,000,000 worth of PIPE Shares for a purchase price of $10.00 per share. Certain offering related expenses are payable by us, including customary fees payable to the placement agents, Deutsche Bank Securities and Goldman Sachs & Co., LLC. Such commitments are being made by way of the Subscription Agreements, by and among us, each Subscriber, Open Lending and ParentCo. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Proposed Transactions and to meet the minimum cash requirements provided in the Merger Agreement.

Contemporaneously with the execution of the Merger Agreement, certain unitholders of Open Lending entered into a Company Support Agreement (the “Company Support Agreement”), pursuant to which such unitholders agreed to approve the Merger Agreement and the Proposed Transactions.

Contemporaneously with the execution of the Merger Agreement, certain of our stockholders entered into the Investor Support Agreement, pursuant to which, among other things, certain holders agreed (i) to approve the Merger Agreement and the Proposed Transactions; (ii) not to redeem any shares held by such stockholders in connection with the Proposed Transactions and (iii) to tender any warrants to purchase Class A common stock held by such stockholder to us for cash consideration of $1.50 per whole warrant and to vote all such warrants held by such stockholder in favor of any amendment to the terms of such warrants proposed by us, including the Warrant Amendment.

Contemporaneously with the execution of the Merger Agreement, the holders of our founder shares (including our sponsor) entered into the Founder Support Agreement, pursuant to which, among other things:

●	Such holders agreed to approve the Merger Agreement and the Proposed Transactions.

●	Such holders agreed to forfeit (without consideration) all warrants held by them to the Company.

●	Our sponsor agreed that to the extent the NAC Expenses, as defined in the Founder Support Agreement, shall exceed an amount equal to $25,000,000 plus the amount of cash as of the Reference Time, as defined in the Founder Support Agreement, held by the Company without restriction outside of the Company’s trust account and any interest earned on the amount of cash held inside the Company’s trust account (collectively, the “NAC Expense Cap”), then, our sponsor shall, on the closing date of the transaction, in its sole option, either (a) pay any such amount in excess of the NAC Expense Cap to the Company in cash, by wire transfer of immediately available funds to the account designated by the Company, or (b) forfeit to the Company (for no consideration) such number of founder shares (valued at $10.00 per founder share) held by our sponsor that would, in the aggregate, have a value equal to such amount in excess of the NAC Expense Cap; provided, that if Sponsor shall elect to forfeit founder shares and the number of founder shares available for forfeiture shall be insufficient to satisfy our sponsor’s obligations to satisfy such excess NAC Expenses, then Sponsor shall, satisfy any such additional in cash on the closing date of the transaction.

●	Such holders agreed to certain amendments to the lock up terms set forth in that certain letter agreement, dated January 9, 2018, by and among the Company and such holders, pursuant to which the lock up term will be extended for up to seven years following the closing of the transaction for half the shares held by such holders, depending on the trading price of the ParentCo Common Shares (and subject to forfeiture if such trading prices are not reached).

●	Such holders waived any anti-dilution protections provided to holders of the founder shares in the Company’s current certificate of incorporation.

●	Such holders will be issued up to 1,250,000 additional ParentCo Common Shares (the “Earn-Out Shares”) as follows: (i) such holders will be entitled to an aggregate of 625,000 ParentCo Common Shares, if prior to or as of the second anniversary of the of the transaction, the VWAP is greater than or equal to $12.00 over any 20 trading days within any 30-trading day period; and (ii) such holders will be entitled to an aggregate of an additional 625,000 ParentCo Common Shares if, prior to or as of the second anniversary of the closing of the transaction, the VWAP is greater than or equal to $14.00 over any 20 trading days within any 30-trading day period. If a change of control of ParentCo occurs prior to the second anniversary of the closing of the transaction, such holders will be entitled to receive all unissued Earn-Out Shares prior to the consummation of such change of control.

Additionally, on January 9, 2020, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, our stockholders approved an amendment (the “Charter Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional five months, from January 12, 2020 to June 12, 2020. The purpose of the Charter Amendment is to allow the Company more time to complete the Proposed Transactions. No shares of the Company’s common stock were redeemed in connection with the Extension.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on January 6, 2020.

Other than as specifically discussed, this report does not assume the closing of the Proposed Transactions.

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

Our Management Team

Our management team is led by our Co-Chairmen and Co-Chief Executive Officers, Mr. Clammer and Mr. Greene, who are also the founding partners of True Wind Capital, who have worked together for twenty five years and who, collectively, have more than 50 years of private equity investing experience. We believe that they constitute one of the longest standing and most successful partnerships in technology private equity investing. Prior to founding True Wind Capital, Mr. Clammer and Mr. Greene were founding partners of the Kohlberg Kravis Roberts & Co. (“KKR”) Global Technology Group in 2004. At KKR, Mr. Clammer and Mr. Greene played a major role in over 30 platform investments with total transaction values in excess of $75 billion and more than $15 billion of invested equity, and were involved in investments across geographies, through a variety of different structures and amidst diverse economic cycles. These investments included some of the largest and most complex private equity deals in the technology industry. Success at this level requires the highest degree of diligence, financial and market analyses, process management, structuring abilities, operational knowhow and investment acumen.

As pioneers in the technology private equity industry, Mr. Clammer and Mr. Greene were required to build the KKR platform organically. This included: (i) building an exceptional investment team; (ii) creating and fostering relationships with industry leaders and bankers; (iii) formulating and executing new investment theses; (iv) developing and refining due diligence processes appropriate for highly technical businesses and markets; and (v) building networks of operating executives and knowledgeable advisors to rely on for investment input and portfolio management support. More recently, and without the benefit of the KKR brand, Mr. Clammer and Mr. Greene launched True Wind Capital, creating another exceptional team and raising a $558 million first time fund. Holding its final close in January 2017, True Wind Capital has already completed three control-stake and two minority-stake private equity investments in both private and public technology companies to date.

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

Initial Business Combination

The NASDAQ rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

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

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the technology industry. We have and will continue to utilize the diligence, rigor, and expertise of True Wind Capital’s platform to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in technology companies, we are often familiar with the prospective target’s end-market, competitive landscape and business model.

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

Our sponsor and officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 12, 2020.

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

Financial Position

As of December 31, 2019, we had funds available for a business combination in the amount of approximately $271.6 million, after payment of $9,625,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination. With these funds we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

On November 8, 2019, the Board appointed Rufina Adams as a Class III director of the Company, effective immediately.

On January 5, 2020, the Company entered into the Merger Agreement. Please see the section of this report entitled “Business—Business Combination” for additional information.

On January 9, 2020, the Company held the Meeting at which stockholders approved the Charter Amendment to allow for the Extension to provide the Company more time to complete the Proposed Transactions. No shares of the Company’s common stock were redeemed in connection with the Extension.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes and for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019 was $10.23 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 10,312,500 , or 37.5%, of the 27,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 12, 2020.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until June 12, 2020 to complete our initial business combination. If we are unable to complete our business combination by June 12, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes, which was withdrawn by us in December 2019, and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by June 12, 2020.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by June 12, 2020. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 12, 2020.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes and for working capital purposes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account (approximately $1.3 million as of December 31, 2019) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to amounts held outside of the trust account (approximately $1.3 million as of December 31, 2019) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination, by June 12, 2020, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by June 12, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by June 12, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes, which was withdrawn by us in December 2019, and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 12, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by June 12, 2020, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by June 12, 2020 or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Open Lending and the Proposed Transactions, please review the preliminary and definitive proxy statements to be filed by the Company.

We are an early stage company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with limited operating results and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased after our initial public offering, in favor of our initial business combination. Our initial stockholder own shares representing 20% of our outstanding shares of common stock as of the date of this report. As a result, in addition to our initial stockholders’ founder shares, we would need 10,312,500, or 37.5%, of the 27,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 12, 2020. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.23 per share (as of December 31, 2019), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 12, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes, which was withdrawn by us in December 2019, and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.23 per share based on the balance of our trust account (as of December 31, 2019), and our warrants will expire worthless.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this prospectus, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2020 and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 12, 2020, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by June 12, 2020 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond June 12, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since our units, Class A common stock and warrants are listed on NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 at the time of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share] (as of December 31, 2019) on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 12, 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.23 per share (as of December 31, 2019), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until June 12, 2020, assuming that our initial business combination is not completed during that time. We cannot assure you that, the funds available to us outside of the trust account will be sufficient to allow us to operate until June 12, 2020. We plan to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless.

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

As of December 31, 2019, we had approximately $1.3 million held outside the trust account that is available to us to fund working capital requirements. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this prospectus (i.e. for our franchise and income taxes and for working capital) and/or or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.23 per share (as of December 31, 2019) on our redemption of our public shares, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2020; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares, in the event we do not complete our initial business combination by June 12, 2020, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 12, 2020 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 12, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have focused our search for a target business in the technology industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of February 14, 2020, there are 72,500,000 and 3,125,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth in the prospectus for our initial public offering, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless.

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

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

As of the date of this report, our sponsor and independent directors own an aggregate of 6,875,000 shares of Class B common stock, which founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 5,000,000 warrants each exercisable for one share of our Class A common stock at $11.50 per share, which will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

As of December 31, 2019, $281.2 million was available in our trust account for completing our initial business combination and pay related fees and expenses (which includes up to approximately $9,625,000 for the payment of deferred underwriting commissions). We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital amounts released to us), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes or for working capital purposes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.23 (as of December 31, 2019) per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and certain other major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

We issued warrants to purchase 9,166,667 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units sold in our initial public offering and simultaneously with the closing of our initial public offering, we issued private placement warrants to purchase an aggregate of 5,000,000 shares of Class A common stock at a price of $11.50 per share. Our initial stockholders currently own 6,875,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth in our amended and restated articles of incorporation. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at Four Embarcadero Center, Suite 2350, San Francisco, CA 94111. Such facility is provided by True Wind Capital (an affiliate of our sponsor) at no charge. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “NEBU.U,” “NEBU” and “NEBU.W, respectively. Our units commenced public trading on January 10, 2018, and our common stock and warrants commenced public trading on March 2, 2018.

(b)	Holders

On February 7, 2020, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for the fiscal years ended December 31, 2019 and December 31, 2018, respectively. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.

	For the Years Ended December 31,
	2019	2018
Consolidated Statement of Operations Data:
Total investment income	$5,845,402	$4,083,807
Total expenses	3,251,357	1,398,695
Net income	$2,594,045	$2,685,112

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.14	$0.10
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$(0.17)	$(0.00)

Cash Flow Data:
Net cash used in operating activities	$(2,824,178)	$(1,070,676)
Net cash provided by (used in) investing activities	$2,939,743	$(274,239,800)
Net cash provided by financing activities	$-	$276,469,199

Consolidated Balance Sheet Data:

	December 31,
	2019	2018
Cash	$1,299,288	$1,183,723
Investment held in Trust Account	$281,229,266	$278,323,607
Total assets	$282,666,833	$279,512,330
Total liabilities	$10,547,877	$9,987,419
Class A common stock, $0.0001 par value; 26,711,895 and 26,452,491 shares subject to possible redemption at December 31, 2019 and 2018, respectively	$267,118,950	$264,524,910
Total stockholders’ equity	$5,000,006	$5,000,001

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Nebula Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We consummated our initial public offering (“Initial Public Offering”) on January 12, 2018.

On January 5, 2020, we entered into a Business Combination Agreement (the “Merger Agreement”) with BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder (the “Blocker Holder”), Nebula Parent Corp., a Delaware corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company (“Merger Sub LLC”), NBLA Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”), Open Lending, LLC, a Texas limited liability company (“Open Lending”), and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative. Open Lending is a lending enablement platform for the automotive finance market powered by proprietary data, advanced decisioning analytics, an innovative insurance structure and scaled distribution. The platform enables near-prime consumers, approximately 50% of borrowers today, to finance their vehicles at more attractive rates when compared to traditional lending alternatives, while presenting a similar risk profile to the lender as that of a prime borrower. The Merger Agreement provides for each of the following transactions to occur in the following order: (i) Merger Sub Corp will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ParentCo (the “NAC Surviving Company”); (ii) immediately following the First Merger and prior to the Blocker Contribution (as defined below), Blocker shall redeem a specified number of shares of Blocker common stock in exchange for cash (the “Blocker Redemption”); (iii) immediately following the Blocker Redemption, ParentCo will acquire, and the Blocker Holder will contribute to ParentCo the remaining shares of Blocker common stock after giving effect to the Blocker Redemption (the “Blocker Contribution”) such that, following the Blocker Contribution, Blocker will be a wholly-owned subsidiary of the ParentCo; (iv) immediately following the Blocker Contribution, Merger Sub LLC will merge with and into Open Lending (the “Second Merger”), with Open Lending surviving the Second Merger as a wholly-owned subsidiary of ParentCo (the “Surviving Company”); (v) immediately following the Second Merger, Blocker will acquire, and ParentCo will contribute to Blocker all common units of the Surviving Company directly held by ParentCo after the Second Merger; and (vi) the NAC Surviving Company will acquire and ParentCo will contribute to the NAC Surviving Company the remaining shares of Blocker common stock after giving effect to the Blocker Redemption and the Blocker Contribution (the “ParentCo Blocker Contribution”) such that, following the ParentCo Blocker Contribution, Blocker shall be a wholly-owned subsidiary of the NAC Surviving Company (together with the other transactions related thereto, the “Proposed Transactions”). Following the Proposed Transactions, it is expected that ParentCo’s common shares will be listed on the Nasdaq Capital Market.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Transactions by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

In connection with the Proposed Transactions, we have obtained commitments from interested investors (each a “Subscriber”) to purchase shares of Class A common stock, which will be converted into ParentCo Common Shares in connection with the closing of the Proposed Transaction (the “PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (the “PIPE”). Several fundamental investors have committed $200 million to participate in the transaction through the PIPE anchored by our sponsor. Our sponsor has agreed to subscribe for $85,000,000 worth of PIPE Shares for a purchase price of $10.00 per share. Certain offering related expenses are payable by us, including customary fees payable to the placement agents, Deutsche Bank Securities and Goldman Sachs & Co., LLC. Such commitments are being made by way of the Subscription Agreements, by and among us, each Subscriber, Open Lending and ParentCo. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Proposed Transactions and to meet the minimum cash requirements provided in the Merger Agreement.

Contemporaneously with the execution of the Merger Agreement, certain unitholders of Open Lending entered into the Company Support Agreement, pursuant to which such unitholders agreed to approve the Merger Agreement and the Proposed Transactions.

Contemporaneously with the execution of the Merger Agreement, certain of our stockholders entered into the Investor Support Agreement, pursuant to which, among other things, certain holders agreed (i) to approve the Merger Agreement and the Proposed Transactions; (ii) not to redeem any shares held by such stockholders in connection with the Proposed Transactions and (iii) to tender any warrants to purchase Class A common stock held by such stockholder to us for cash consideration of $1.50 per whole warrant and to vote all such warrants held by such stockholder in favor of any amendment to the terms of such warrants proposed by us, including the Warrant Amendment.

Contemporaneously with the execution of the Merger Agreement, the holders of our founder shares (including our sponsor) entered into the Founder Support Agreement, pursuant to which, among other things:

●	Such holders agreed to approve the Merger Agreement and the Proposed Transactions.

●	Such holders agreed to forfeit (without consideration) all warrants held by them to the Company.

●	Our sponsor agreed that to the extent the NAC Expenses, as defined in the Founder Support Agreement, shall exceed an amount equal to $25,000,000 plus the amount of cash as of the Reference Time, as defined in the Founder Support Agreement, held by the Company without restriction outside of the Company’s trust account and any interest earned on the amount of cash held inside the Company’s trust account (collectively, the “NAC Expense Cap”), then, our sponsor shall, on the closing date of the transaction, in its sole option, either (a) pay any such amount in excess of the NAC Expense Cap to the Company in cash, by wire transfer of immediately available funds to the account designated by the Company, or (b) forfeit to the Company (for no consideration) such number of founder shares (valued at $10.00 per founder share) held by our sponsor that would, in the aggregate, have a value equal to such amount in excess of the NAC Expense Cap; provided, that if our sponsor shall elect to forfeit founder shares and the number of founder shares available for forfeiture shall be insufficient to satisfy our sponsor’s obligations to satisfy such excess NAC Expenses, then Sponsor shall, satisfy any such additional in cash on the closing date of the transaction.

●	Such holders agreed to certain amendments to the lock up terms set forth in that certain letter agreement, dated January 9, 2018, by and among the Company and such holders, pursuant to which the lock up term will be extended for up to seven years following the closing of the transaction for half the shares held by such holders, depending on the trading price of the ParentCo Common Shares (and subject to forfeiture if such trading prices are not reached).

●	Such holders waived any anti-dilution protections provided to holders of the founder shares in the Company’s current certificate of incorporation.

●	Such holders will be issued up to 1,250,000 additional ParentCo Common Shares (the “Earn-Out Shares”) as follows: (i) such holders will be entitled to an aggregate of 625,000 ParentCo Common Shares, if prior to or as of the second anniversary of the of the transaction, the VWAP is greater than or equal to $12.00 over any 20 trading days within any 30-trading day period; and (ii) such holders will be entitled to an aggregate of an additional 625,000 ParentCo Common Shares if, prior to or as of the second anniversary of the closing of the transaction, the VWAP is greater than or equal to $14.00 over any 20 trading days within any 30-trading day period. If a change of control of ParentCo occurs prior to the second anniversary of the closing of the transaction, such holders will be entitled to receive all unissued Earn-Out Shares prior to the consummation of such change of control.

Additionally, on January 9, 2020, we held a special meeting of stockholders (the “Meeting”). At the Meeting, the stockholders approved an amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination (the “Extension”) for an additional five months, from January 12, 2020 to June 12, 2020. The purpose of the Charter Amendment is to allow us more time to complete the Proposed Transactions. No shares of our common stock were redeemed in connection with the Extension.

Results of Operations

Since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of approximately $2.6 million, which consisted of approximately $5.8 million in investment income, offset by approximately $1.2 million in general and administrative costs, approximately $1.1 million in franchise tax expense, and approximately $1.0 million in income tax expense.

For the year ended December 31, 2018, we had net income of approximately $2.7 million, which consisted of approximately $4.1 million in investment income, offset by approximately $384,000 in general and administrative costs, $199,000 in franchise tax expense, and approximately $816,000 in income tax expense.

Going Concern Consideration and Capital Resources

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2020.

As of December 31, 2019, we had approximately $1.3 million in our operating bank account, approximately $6.2 million of investment income available to pay for franchise and income taxes (less up to $500,000 of interest released to us for working capital purposes, which was withdrawn by us in December 2019, and $100,000 of investment income to pay dissolution expenses), and working capital surplus of approximately $515,000.

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, an aggregate of approximately $210,000 in advances due to related party, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust Account, and proceeds from investment income released from the Trust Account to pay for taxes. We repaid the loans from the Sponsor in full in February 2018.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.  As of December 31, 2019, there were no working capital loans outstanding.

Due to Related Party

An affiliate of our company paid administrative expenses on behalf of our company for an aggregate of approximately $204,000 and $96,000, as reflected in the accompanying balance sheet as of December 31, 2019 and 2018, respectively. These amounts are due on demand and are non-interest bearing.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Class A Common Stock subject to possible redemption

All of the 27,500,000 common shares sold as part of units in the Initial Public Offering contain a redemption feature which allows for the redemption of common shares under our Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at December 31, 2019 and 2018, 26,711,895 and 26,452,491 of the 27,500,000 public shares were classified outside of permanent equity.

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

Our statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to public shares, by the weighted average number of Class B common stock outstanding for the periods.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-27 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Adam H. Clammer	49	Co-Chairman, Co-Chief Executive Officer and Director
James H. Greene, Jr.	69	Co-Chairman, Co-Chief Executive Officer and Director
Rufina A. Adams	39	Chief Financial Officer and Director
David Kerko	46	Director
Frank Kern	66	Director
James C. Hale	68	Director
Ronald Lamb	52	Director

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

James H. Greene, Jr. has been our Co-Chairman, Co-Chief Executive Officer, and a director since inception. Mr. Greene is a Founding Partner of True Wind Capital, a private equity fund manager focused on the technology industry, where he serves on the Investment Committee and is responsible for all aspects of managing the firm. Prior to founding True Wind Capital in 2015, Mr. Greene was with KKR, a global investment manager, which he joined in 1986. At KKR, Mr. Greene co-founded and the led Global Technology Group from 2004 to 2010. In 2010, he became head of the Global Industrial Group, a position he held until 2013. Mr. Greene was a Partner at KKR from 1993 until 2015 and played a key role in many of KKR’s most notable buyouts through the late 1980s and 1990s. He served on public company boards as a director of Safeway (NYSE: SWY), a grocery store chain, from 1987 to 2004, a director of Owens-Illinois (NYSE: OI), a glass container manufacturer, from 1987 to 2005, a director of RJR Nabisco (NYSE: NGH), an American food and tobacco conglomerate, from 1989 to 1995, a director of The Vons Company (NYSE: VON), a grocery store chain, from 1993 to 1997, a director of RELTEC (NASDAQ: RLT), a telecommunication systems manufacturer, from 1995 to 2000, a director of Accuride (NYSE: ACW), a provider of commercial vehicle components, from 1998 to 2007, a director of Zhone Technologies (NASDAQ: ZHNE), a provider of communications network equipment, from 1999 to 2010, a director of Shoppers Drug Mart (TSE: SC), a drug store chain, from 2000 to 2005, a director of Amphenol (NYSE: APH), a provider of electronic components, from 2003 to 2005, a director of Alliance HealthCare (NASDAQ: AIQ), a provider of outsourced healthcare services, from 2003 to 2006, a director of Avago, now known as Broadcom (NASDAQ: AVGO), a designer of analog semiconductors, from 2005 to 2010, and a director of Sun Microsystems (NASDAQ: JAVA), a provider of computer hardware and software, from 2008 to 2010. Mr. Greene served on several private company boards including Capital Safety, Capsugel, SunGard Data Systems, TASC, and Tenovis, among others. Mr. Greene currently serves as a director of Zix Corporation, a provider of email security, since 2019, a director and chairman of Pegasus Transtech (“Transflo”), a software and solutions provider to the transportation industry, since 2017, and a director of Western New York Energy, a provider of renewable energy and ethanol, since 2006. Prior to joining KKR, Mr. Greene spent 14 years in banking as a Vice President at Bankers Trust Company where he was involved with management buyout financings, merger and acquisition advisory assignments and other corporate finance activities. He graduated from the Wharton School, majoring in accounting, and holds a B.S. in Economics from the University of Pennsylvania. Mr. Greene is well-qualified to serve on our Board due to his extensive investment, banking, technology industry, and publicly-listed company experience.

Rufina A. Adams has been our Chief Financial Officer since inception and a director since November 2019. Mrs. Adams is True Wind’s Chief Financial Officer and has the responsibility for all financial and regulatory reporting matters, in addition to the firm’s compliance and cybersecurity initiatives. She joined True Wind Capital as Controller in 2015. Prior to joining True Wind Capital, Mrs. Adams was the Controller at Discovery Digital Networks, or DDN, a multi-channel Internet television and digital cable network, where she managed the accounting department and its successful integration following its acquisition by Discovery Communications (NASDAQ:DISCA), a mass-media company, in 2012. In addition, Mrs. Adams handled the integration of accounting and operations for DDN’s early acquisitions. Prior to joining DDN in 2008, Mrs. Adams was a Senior Investment Accountant for The Blackstone Group (NYSE:BX), a private equity and asset manager from 2007 to 2008, in New York where she gained experience in private equity accounting and investor relations. Prior to joining the Blackstone Group, she was an Audit Senior for Deloitte and Touche in San Jose, CA from 2004 to 2006. Ms. Adams holds a B.S. in Accounting from Santa Clara University and is an inactive licensed CPA in the state of New York. Ms. Adams is well-qualified to serve on our Board due to her technology industry and private equity experience.

David Kerko has served as one of our directors since January 2018. He has been an advisor to KKR since 2015. From 2010 to 2015, Mr. Kerko was a Member at KKR and served as Co-head of the Technology Group from 2013 to 2015. Mr. Kerko joined KKR in 1998 and played an active role building the firm’s technology platform from 2006 to 2015. At KKR, Mr. Kerko was involved in a broad range of investments, including but not limited to Broadcom Ltd (NASDAQ: AVGO), a semiconductor manufacturer, Magic Leap, a virtual reality hardware manufacturer, Marvell Technology Group (NASDAQ: MRVL), a producer of storage, communications and consumer semiconductor products, NXP Semiconductors (NASDAQ: NXPI), a semiconductor manufacturer, and Sonos, Inc., a manufacturer of digital sound systems. Mr. Kerko was a director of The Analytic Sciences Corporation (TASC), an engineering services company, from 2009 until 2015. Mr. Kerko was a director of Engility Holdings, Inc. (NYSE:EGL), an engineering and logistics services company, from 2015 until 2019. From 2019, Mr. Kerko has served as a director and a member of the compensation and audit committees of Science Applications International Corp. (NYSE: SAIC), a solution provider in system engineering and integration, and as a director and member of audit committee of TE Connectivity, a global industrial technology company that designs and manufactures connectivity and sensor products. From 2015, he has served as a director of Transphorm, Inc., a designer and manufacturer of gallium nitride field effect transistors, and from 2014, he has served as a director of Savant Systems, LLC, a luxury smart home technology company. Prior to joining KKR, Mr. Kerko was with Gleacher NatWest Inc. where he was involved in mergers and acquisition transactions and financing work. Mr. Kerko holds a B.S. from The Wharton School at the University of Pennsylvania and a B.S.E., summa cum laude, from the School of Engineering and Applied Science at the University of Pennsylvania. Mr. Kerko is well qualified to serve on our Board of Directors due to his significant experience advising emerging and established companies with respect to strategic planning, corporate finance and public markets strategy, particularly in the technology industry, as well as his service on the boards of directors of several public and private companies.

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

James (“Jim”) C. Hale has served as one of our directors since January 2018. Mr. Hale has launched and grown multiple businesses that leveraged his vision of the evolving financial services marketplace, knowledge of emerging financial technologies, and global network at top financial service companies built over several decades in commercial and investment banking. Since 2011, Mr. Hale has been advising growth companies as a consultant at Columbus Strategic Advisors, LLC, a firm he co-founded. Mr. Hale was a director of ExlService Holdings, Inc. (NASDAQ: EXLS), a business process outsourcing company, from 2001 to 2009. From 2010 to 2014, Mr. Hale served as an independent director and Chairman of Official Payments Corporation (NASDAQ: OPAY), a global electronic payments solution. In addition, Mr. Hale was a director of the State Bank of India (California), a California state-chartered bank, and Public Radio International, a media company, among other private company boards. Prior to Columbus Strategic Advisors, in 1998, Mr. Hale co-founded and served as Senior Managing Member and Chief Executive Officer of Financial Technology Ventures, now FTV Capital, an investment firm specializing in venture capital and private growth equity investments in financial technology companies worldwide, where he is currently a Partner Emeritus. From 1982 to 1998, Mr. Hale was with BancAmerica Securities (formerly Montgomery Securities) where he was the Senior Managing Partner and Head of the Financial Services Group, a practice that he founded. From 2015, Mr. Hale has served as a director of ACI Worldwide (NASDAQ: ACIW), a global software company, and as a director of Mitek Systems (NASDAQ: MITK), a mobile capture and identity verification company. From 2014, Mr. Hale has served as a director of Bank of Marin Bancorp (NASDAQ: BMRC), an independent commercial and retail bank in Northern California. He holds a B.S. in Finance and Accounting from the University of California, Berkeley, an M.B.A. from Harvard Business School, and is a Certified Public Accountant. Mr. Hale is well qualified to serve on our Board of Directors due to his 35 years of management experience in the banking, payments, financial services and technology industries and his expertise and his experience as a corporate director and board chairman of other public and private companies.

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

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Kerko and Mr. Lamb, expired at our 2019 annual meeting of stockholders where Messrs. Kerko and Lamb were reelected to serve until our 2022 annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Kern and Mr. Hale, will expire at the 2020 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Clammer and Greene, will expire at the 2021 annual meeting of stockholders.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to certain limited exceptions, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Kerko and Kern serve as members of our compensation committee. Under the NASDAQ listing standards, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Kerko and Kern meet the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,500,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 6,875,000 shares of our Class B common stock outstanding as of February 14, 2020. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Nebula Holdings, LLC (our sponsor)(2)(3)	—	—	6,775,000	98.5%	19.7%
James H. Greene, Jr.	—	—	6,775,000	98.5%	19.7%
Adam H. Clammer	—	—	6,775,000	98.5%	19.7%
Rufina Adams	—	—	—	—	—
David Kerko (2)	—	—	25,000	*	*
Frank Kern (2)	—	—	25,000	*	*
James C. Hale (2)	—	—	25,000	*	*
Ronald Lamb (2)	—	—	25,000	*	*
Park West Asset Management LLC(4)	2,000,000	7.3%	—	—	5.8%
BlueCrest Capital Management Limited(5)	2,438,700	8.9%	—	—	7.1%
All directors and executive officers as a group (7 individuals)(2)	—	—	6,875,000	100%	20%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Nebula Acquisition Corporation, Four Embarcadero Center, Suite 2350. San Francisco, CA 94111.

2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

3)	Nebula Holdings, LLC is the record holder of the shares reported herein. True Wind Capital, L.P. is the managing member of Nebula Holdings, LLC. Mr. Greene and Mr. Clammer are the managing members of True Wind Capital GP, LLC, the General Partner of True Wind Capital, L.P. As such, they may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by Nebula Holdings, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

4)	According to a Schedule 13G filed with the SEC on January 19, 2018, Park West Asset Management LLC, a Delaware limited liability company (“PWAM”) shares voting and dispositive power with Park West Investors Master Fund, Limited, Park West Partners International, Limited and Peter S. Park with regard to the 2,000,000 units of the Company reported therein. PWAM is the investment manager to (a) Park West Investors Master Fund, Limited (“PWIMF”), a Cayman Islands exempted company that is the holder of 1,782,396 units of the Company and (b) Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”) that is the holder of 217,604 units of the Company. Peter S. Park is the sole member and manager of PWAM. The address of the principal business office of each of the reporting persons is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

5)	According to a Schedule 13G filed with the SEC on January 16, 2020, BlueCrest Capital Management Limited (“BlueCrest”) serves as the investment manager to BSMA Limited, with respect to the shares and Michael Platt serves as principal, director and control person of BlueCrest. BlueCrest and Michael Platt share the power to vote and direct the disposition of the indicated shares and their address is Ground Floor, Harbour Reach, La Rue de Cateret, St. Helier, Jersey, Channel Islands JE2 4HR.

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

Commencing January 2018 and until June 12, 2020, True Wind Capital agreed to provide, at no cost to us, office space and general administrative services.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings.  The aggregate fees of Withum related to the audit of our annual financial statements and review of the financial information included in our Form 10-Q for the respective periods for the years ended December 31, 2019 and 2018 totaled approximately $57,000 and $72,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2019 and December 31, 2018, we did not pay Withum any audit-related fees.

Tax Fees. We paid Withum an aggregate of approximately $4,000 and $0 for tax return services, planning and tax advice for the fiscal years ended December 31, 2019 and 2018, respectively.

All Other Fees. We did not pay Withum for any other services for the fiscal years ended December 31, 2019 and 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

NEBULA ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nebula Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nebula Acquisition Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a Business Combination by the close of business on June 12, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

February 14, 2020

NEBULA ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$1,299,288	$1,183,723
Prepaid expenses	138,279	5,000
Total current assets	1,437,567	1,188,723
Investment held in Trust Account	281,229,266	278,323,607
Total assets	$282,666,833	$279,512,330

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$719,247	$11,155
Due to related party	203,630	95,865
Franchise tax payable	-	200,000
Income tax payable	-	55,399
Total current liabilities	922,877	362,419
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	10,547,877	9,987,419

Commitments

Class A common stock, $0.0001 par value; 26,711,895 and 26,452,491 shares subject to possible redemption at December 31, 2019 and 2018, respectively	267,118,950	264,524,910

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 788,105 and 1,047,509 shares issued and outstanding (excluding 26,711,895 and 26,452,491 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	79	105
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	688	688
Additional paid-in capital	-	2,344,778
Retained earnings	4,999,239	2,654,430
Total stockholders’ equity	5,000,006	5,000,001
Total Liabilities and Stockholders’ Equity	$282,666,833	$279,512,330

The accompanying notes are an integral part of these consolidated financial statements.

NEBULA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
General and administrative costs	$1,179,661	$384,096
Franchise tax expense	1,069,448	199,000
Loss from operations	(2,249,109)	(583,096)
Investment income on Trust Account	5,845,402	4,083,807
Income before income tax expense	3,596,293	3,500,711
Income tax expense	1,002,248	815,599
Net income	$2,594,045	$2,685,112

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.14	$0.10
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net income per share, Class B	$(0.17)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NEBULA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - December 31, 2017	-	$-	7,187,500	$719	$24,281	$(30,682)	$(5,682)
Sale of units in initial public offering, net of offering costs	27,500,000	2,750	-	-	259,342,731	-	259,345,481
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,500,000	-	7,500,000
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	-
Common stock subject to possible redemption	(26,452,491)	(2,645)	-	-	(264,522,265)	-	(264,524,910)
Net income	-	-	-	-	-	2,685,112	2,685,112
Balance - December 31, 2018	1,047,509	$105	6,875,000	$688	$2,344,778	2,654,430	$5,000,001
Common stock subject to possible redemption	(259,404)	(26)	-	-	(2,344,778)	(249,236)	(2,594,040)
Net income	-	-	-	-	-	2,594,045	2,594,045
Balance - December 31, 2019	788,105	$79	6,875,000	$688	$-	$4,999,239	$5,000,006

The accompanying notes are an integral part of these consolidated financial statements.

NEBULA ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,594,045	$2,685,112
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(5,845,402)	(4,083,807)
Changes in operating assets and liabilities:
Prepaid expenses	(133,279)	(5,000)
Accounts payable and accrued expenses	708,092	(18,245)
Due to related party	107,765	95,865
Franchise tax payable	(200,000)	200,000
Income tax payable	(55,399)	55,399
Net cash used in operating activities	(2,824,178)	(1,070,676)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(275,000,000)
Investment income released from Trust Account	2,939,743	760,200
Net cash provided by (used in) investing activities	2,939,743	(274,239,800)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	-	275,000,000
Payment of offering costs	-	(5,809,600)
Proceeds received from private placement	-	7,500,000
Repayment of note from related party	-	(221,201)
Net cash provided by financing activities	-	276,469,199

Net increase in cash	115,565	1,158,723

Cash - beginning of the year	1,183,723	25,000
Cash - end of the year	$1,299,288	$1,183,723

Supplemental disclosure of noncash activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$-	$9,625,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$-	$219,919
Change in value of Class A common stock subject to possible redemption	$2,594,040	$264,524,910

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,157,635	$760,200

The accompanying notes are an integral part of these consolidated financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Nebula Acquisition Corporation (the “Company” or “NAC”) was incorporated in Delaware on October 2, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2019, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes, which was withdrawn by the Company in December 2019, and $100,000 of interest to pay dissolution expenses, if any), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the initial Business Combination within the Combination Period (defined below); and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an initial Business Combination within the Combination Period (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes and up to $500,000 of interest which may be released to the Company for working capital purposes, which was withdrawn by the Company in December 2019, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable and up to $500,000 for working capital purposes, which was withdrawn by the Company in December 2019). The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes, which was withdrawn by the Company in December 2019). As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Company’s amended and restated certificate of incorporation, the Company has 24 months from the closing of the Initial Public Offering to complete the initial Business Combination. On January 9, 2020, the Company held a special meeting of stockholders (the “Meeting”), and the stockholders approved an amendment (the “Charter Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional five months, from January 12, 2020 to June 12, 2020 (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes, which was withdrawn by the Company in December 2019, and $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliate acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

On January 5, 2020, the Company, BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder (the “Blocker Holder”), Nebula Parent Corp., a Delaware corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company (“Merger Sub LLC”), NBLA Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”), Open Lending, LLC, a Texas limited liability company (the “Target”), and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative, entered into a business combination agreement (the “Agreement”) pursuant to which NAC will acquire the Target for consideration of a combination of cash and shares, as disclosed in Form 8-K filing on January 6, 2020.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2020.

As of December 31, 2019, the Company had approximately $1.3 million in its operating bank account, approximately $6.2 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $500,000 of investment income released to the Company for working capital purposes, which was withdrawn by the Company in December 2019, and $100,000 of investment income to pay dissolution expenses), and working capital surplus of approximately $515,000.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and an aggregate of approximately $204,000 in advances due to related party, which is discussed in Note 4, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account since inception of approximately $3.2 million and $500,000 for taxes and working capital purposes, respectively. The Company repaid the loans from the Sponsor in full in February 2018. The Company anticipated that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through June 12, 2020, our mandatory liquidation date.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include all of its wholly-owned subsidiaries, which were incorporated in Delaware on December 23, 2019 in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at December 31, 2019 and 2018, 26,711,895 and 26,452,491 of the 27,500,000 Public Shares were classified outside of permanent equity, respectively.

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

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B common stock outstanding for the periods.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

The Company’s Sponsor had loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2018 or upon the completion of the Initial Public Offering. The Company borrowed approximately $291,000 under the Note and repaid this amount in full in February 2018.

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of approximately $204,000 and $96,000, as reflected in the accompanying balance sheets are outstanding as of December 31, 2019 and 2018, respectively. These amounts are due on demand and are non-interest bearing.

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2018. As of December 31, 2019 and 2018, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding and 26,711,895 and 26,452,491 of the shares of Class A common stock are classified outside of equity as redeemable common stock, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$281,229,266	-	-

December 31, 2018

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$278,323,607	-	-

At December 31, 2019 and 2018, the investments held in the Trust Account were held in marketable equity securities.

Note 7 — Income Taxes

The income tax provision (benefit) consists of the following:

	December 31,
	2019	2018
Current
Federal	$1,002,248	$815,599
State	-	-
Deferred
Federal	(245,853)	(79,895)
State	-	-
Change in valuation allowance	245,853	79,895
Income tax provision expense	$1,002,248	$815,599

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax asset
Startup/Organizational Costs	$325,748	$79,895
Total deferred tax assets	325,748	79,895
Valuation Allowance	(325,748)	(79,895)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the valuation allowance were approximately $326,000 and $80,000, respectively.

NEBULA ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Federal tax rate change	0.0%	0.0%
Meals & entertainment	0.0%	0.0%
Valuation allowance	6.8%	2.3%
Income tax provision expense	27.8%	23.3%

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements, except as disclosed in Note 1.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 9, 2018, by and among the Company, Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC. (1)

2.1	Business Combination Agreement, dated as of January 5, 2020, by and among NAC, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, the Company, and Shareholder Representative Services LLC, as the Securityholder Representative. (3)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

3.3	Amendment to Amended and Restated Certificate of Incorporation. (4)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated January 9, 2018, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.1	Promissory Note, dated as of October 16, 2017, issued to Nebula Holdings, LLC (2)

10.2	Letter Agreement, dated January 9, 2018, by and between the Company, the initial security holders and the officers and directors of the Company. (1)

10.3	Investment Management Trust Account Agreement, dated January 9, 2018, by and between American Stock Transfer & Trust Company, LLC and the Company. (1)

10.4	Registration Rights Agreement, dated January 9, 2018, by and among the Company and the initial security holders. (1)

10.5	Securities Subscription Agreement, dated October 13, 2017, between the Company and Nebula Holdings, LLC (2)

10.6	Sponsor Warrants Purchase Agreement, dated December 14, 2017, between the Company and Nebula Holdings, LLC (2)

10.7	Form of Indemnity Agreement. (2)

10.8	Founder Support Agreement, dated as of January 5, 2020, by and among NAC, ParentCo, the Company, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb. (3)

10.9	Form of Investor Support Agreement. (3)

10.10	Company Support Agreement, dated as of January 5, 2020, by and among NAC, Bregal Investments, Inc., BRP Hold 11, Inc., Bee Cave Capital, LLC, Richard Watkins, Open Lending Opportunity Partners, Ryan Collins, Kurt Wilkin, Scott Gordon, Keith Jezek and Steve Letbetter. (3)

10.11	Form of Subscription Agreement. (3)

14.1	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 16, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 18, 2017.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 6, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 9, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2020	Nebula Acquisition Corporation

	By:	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chief Executive Officer and Co-Chairman of Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adam H. Clammer	Co-Chairman, Co-Chief Executive Officer and Director	February 14, 2020
Adam H. Clammer	(Principal Executive Officer)

/s/ James H. Greene, Jr.	Co-Chairman, Co-Chief Executive Officer and Director	February 14, 2020
James H. Greene, Jr.

/s/ Rufina A. Adams	Chief Financial Officer and Director	February 14, 2020
Rufina A. Adams	(Principal Financial and Accounting Officer)

/s/ David Kerko	Director	February 14, 2020
David Kerko

/s/ Frank Kern	Director	February 14, 2020
Frank Kern

/s/ James C. Hale	Director	February 14, 2020
James C. Hale

/s/ Ronald Lamb	Director	February 14, 2020
Ronald Lamb