Form 10-Q
period 2020-03-31
Nebula Acquisition Corp
filed 2020-05-08
CIK 1720353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NEBULA ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEBULA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
Assets:	(Unaudited)
Current assets:
Cash	$615,658	$1,299,288
Prepaid expenses	68,591	138,279
Total current assets	684,249	1,437,567
Investment held in Trust Account	282,267,853	281,229,266
Total assets	$282,952,102	$282,666,833

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$904,968	$719,247
Due to related party	241,783	203,630
Accrued franchise and income taxes	229,097	-
Total current liabilities	1,375,848	922,877
Deferred underwriting commissions	9,625,000	9,625,000
Total liabilities	11,000,848	10,547,877

Commitments

Class A common stock, $0.0001 par value; 26,695,125 and 26,711,895 shares subject to possible redemption at March 31, 2020 and December 31, 2019, respectively	266,951,250	267,118,950

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 804,875 and 788,105 shares issued and outstanding (excluding 26,695,125 and 26,711,895 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	81	79
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	688	688
Additional paid-in capital	-	-
Retained earnings	4,999,235	4,999,239
Total stockholders' equity	5,000,004	5,000,006
Total Liabilities and Stockholders' Equity	$282,952,102	$282,666,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEBULA ACQUISITION CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
General and administrative costs	$864,543	$102,409
Franchise tax expense	50,050	50,100
Loss from operations	(914,593)	(152,509)
Investment income on Trust Account	1,038,587	1,520,203
Income before income tax expense	123,994	1,367,694
Income tax expense	291,696	308,978
Net (loss) income	$(167,702)	$1,058,716

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A	$0.01	$0.04
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net loss per share, Class B	$(0.05)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	788,105	$79	6,875,000	$688	$-	$4,999,239	$5,000,006
Common stock subject to possible redemption	16,770	2	-	-	-	167,698	167,700
Net loss	-	-	-	-	-	(167,702)	(167,702)
Balance - March 31, 2020 (unaudited)	804,875	$81	6,875,000	$688	$-	$4,999,235	$5,000,004

	For the Three Months Ended March 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,047,509	$105	6,875,000	$688	$2,344,778	2,654,430	$5,000,001
Common stock subject to possible redemption	(105,871)	(11)	-	-	(1,058,699)	-	(1,058,710)
Net income	-	-	-	-	-	1,058,716	1,058,716
Balance - March 31, 2019 (unaudited)	941,638	$94	6,875,000	$688	$1,286,079	$3,713,146	$5,000,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEBULA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(167,702)	$1,058,716
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,038,587)	(1,520,204)
Changes in operating assets and liabilities:
Prepaid expenses	69,688	(126,750)
Accounts payable and accrued expenses	185,721	(2,630)
Due to related party	38,153	1,463
Accrued franchise and income taxes	229,097	159,029
Net cash used in operating activities	(683,630)	(430,376)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay taxes	-	200,050
Net cash provided by investing activities	-	200,050

Net decrease in cash	(683,630)	(230,326)

Cash - beginning of the year	1,299,288	25,000
Cash - end of the year	$615,658	$(205,326)

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$167,700	$1,058,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2020, the Company had not commenced any operations. All activity for the period from October 2, 2017 (inception) through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The fiscal year of the Company is the twelve- month calendar period from January 1 through December 31.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes, all of which was withdrawn by the Company in December 2019, and $100,000 of interest to pay dissolution expenses, if any), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the initial Business Combination within the Combination Period (defined below); and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an initial Business Combination within the Combination Period (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes and up to $500,000 of interest which may be released to the Company for working capital purposes, all of which was withdrawn by the Company in December 2019, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable and up to $500,000 for working capital purposes, all of which was withdrawn by the Company in December 2019). The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $500,000 of interest released to the Company for working capital purposes, all of which was withdrawn by the Company in December 2019). As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, the Company originally had 24 months from the closing of the Initial Public Offering to complete the initial Business Combination. On January 9, 2020, the Company held a special meeting of stockholders (the “Meeting”), at which the stockholders approved an amendment (the “Charter Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional five months, from January 12, 2020 to June 12, 2020 (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less $100,000 of interest to pay dissolution expenses, and up to $500,000 of interest released to the Company for working capital purposes, which was withdrawn by the Company in December 2019), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliate acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business Combination Agreement

On January 5, 2020, the Company, BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder (the “Blocker Holder”), Nebula Parent Corp., a Delaware corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company (“Merger Sub LLC”), NBLA Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”), Open Lending, LLC, a Texas limited liability company (the “Target” or “Open Lending”), and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative, entered into a business combination agreement (as amended, the “Agreement”) pursuant to which NAC will acquire the Target for consideration of a combination of cash and shares, as disclosed in a Form 8-K filed on January 6, 2020. On March 18, 2020, the Company entered into Amendment No. 1 and Waiver to the Agreement, as disclosed in the Form 8-K filed on March 18, 2020. On March 26, 2020, the Company entered into Amendment No. 2 and Consent to the Agreement, as disclosed in the Form 8-K filed on March 27, 2020.

In addition, pursuant to the terms of the Agreement, all SEC and other regulatory filing fees incurred in connection with the proxy statement shall be paid by the Company; provided, however, if the closing of the Business Combination (the “Closing”) occurs, fifty percent of such fees shall be deemed to be the Company’s expenses and fifty percent of such fees shall be deemed to be Open Lending’s expenses. As of March 31, 2020, the Company has paid $446,906 in regulatory filings fees in connection with such events, and expected to receive a reimbursement of $223,453 from Open Lending if the Closing occurs. In connection with the Proposed Transactions, ParentCo filed a Registration Statement on Form S-4 with the SEC on March 18, 2020, which contains a preliminary proxy statement for the Company’s stockholders and warrantholders.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On March 6, 2020, the Company notified the Nasdaq Stock Market (“Nasdaq”) of the death of one of its director’s. As a result of such event, the Company is temporarily not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(d)(2)(A) regarding the composition of the board and its compensation committee, respectively, because a majority of the board is not comprised of independent directors and the compensation committee is not comprised of at least two independent directors. The Company has determined to rely on the cure periods set forth in Nasdaq Listing Rules 5605(b)(1)(A) and 5605(d)(4) with respect to the composition of the board and its compensation committee, respectively.

On March 6, 2020, the Company received a response letter from Nasdaq acknowledging the Company's non-compliance with Nasdaq Listing Rule 5605. The Nasdaq letter further provided that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(d)(4), Nasdaq will provide the Company with a cure period in order to regain compliance until the earlier to occur of (i) its next annual stockholders meeting or March 2, 2021; or (ii) if the next annual shareholders' meeting is held before August 31, 2020, then the Company must evidence compliance no later than August 31, 2020.

The Company expects to regain compliance with Nasdaq Listing Rule 5605 prior to the expiration of the cure period provided by Nasdaq.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Going Concern Consideration

As of March 31, 2020, the Company had approximately $616,000 in its operating bank account, approximately $7.3 million of investment income available in the Trust Account to pay for franchise and income taxes (less $100,000 of investment income to pay dissolution expenses, and up to $500,000 of investment income released to the Company for working capital purposes, which was withdrawn by the Company in December 2019), and working capital deficit of approximately $692,000.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and an aggregate of approximately $242,000 in advances due to related party, which is discussed in Note 4, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in Trust, and proceeds from investment income released from Trust Account since inception of approximately $3.2 million and $500,000 for taxes and working capital purposes. The Company repaid the loans from the Sponsor in full in February 2018. The Company may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy its working capital requirements through June 12, 2020, the mandatory liquidation date.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 is not necessarily indicative of the results that may be expected through December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements of the Company include all of its wholly-owned subsidiaries, which were incorporated in Delaware on December 23, 2019 in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 26,695,125 and 26,711,895 of the 27,500,000 Public Shares were classified outside of permanent equity, respectively.

Net Income(Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 14,166,667 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A common stock for the three months ended March 31, 2020 and 2019 is calculated by dividing the interest income earned on the Trust Account of approximately $1.0 million and approximately $1.5 million, net of applicable taxes of approximately $342,000 and approximately $359,000, and funds available to be withdrawn from Trust for working capital purposes of $500,000 and approximately $102,000, resulted in a net income of approximately $197,000 and approximately $1.1 million, respectively, by the weighted average number of Class A common stock outstanding for the periods. Net income per share, basic and diluted, for Class B common stock for the three months ended March 31, 2020 and 2019 is calculated by dividing the net loss of approximately $168,000 and net income of approximately $1.1 million, less income attributable to Public Shares of approximately $197,000 and approximately $1.1 million, resulted in a net loss of approximately $365,000 and $0, by the weighted average number of Class B common stock outstanding for the periods.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Note 3 - Public Offering

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

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a forfeiture of 312,500 shares of Class B common stock.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 5). In December 2017, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then independent directors, at the original per share purchase price. Also, in January 2018, another 25,000 Founder Shares were transferred to one of the Company’s independent directors. The 100,000 Founder Shares held by the Company’s independent directors was not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a forfeiture of 312,500 shares of Class B common stock.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of approximately $242,000 and $204,000, as reflected in the accompanying condensed consolidated balance sheets are outstanding as of March 31, 2020 and December 31, 2019, respectively. These amounts are due on demand and are non-interest bearing.

Note 5 - Stockholders’ Equity

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

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock for $25,000. The Sponsor had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2018, the Company was advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock during the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, there were 6,875,000 shares of Class B common stock issued and outstanding and 27,500,000 shares of Class A common stock outstanding and 26,695,125 and 26,711,895 of the shares of Class A common stock are classified outside of equity as redeemable common stock, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 6-Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$282,267,853	-	-

December 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	$281,229,266	-	-

At March 31, 2020 and December 31, 2019, the investments held in the Trust Account were held in marketable equity securities.

NEBULA ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Subsequent Events

Nasdaq Delisting Extension Notification

Aside for the following, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements, except as disclosed in Note 1.

On February 18, 2020, the Company received a notification from the staff of the Nasdaq Stock Market (the "Staff") indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Rule”), which requires the Company to have a minimum of 300 public holders. On April 3, 2020, the Company submitted materials illustrating its plan to gain compliance with the Rule and requesting an extension to regain compliance with the Rule. On April 14, 2020, the Company received a notification from the Staff that it has granted the Company an extension to regain compliance with the Rule on or before August 17, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Nebula Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation on October 2, 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to complete our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. Our sponsor is Nebula Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

We consummated the Initial Public Offering on January 12, 2018.

On January 5, 2020, we entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder (the “Blocker Holder”), Nebula Parent Corp., a Delaware corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company (“Merger Sub LLC”), NBLA Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”), Open Lending, LLC, a Texas limited liability company (“Open Lending”), and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative. Open Lending is a lending enablement platform for the automotive finance market powered by proprietary data, advanced decisioning analytics, an innovative insurance structure and scaled distribution. The platform enables near-prime consumers, approximately 50% of borrowers today, to finance their vehicles at more attractive rates when compared to traditional lending alternatives, while presenting a similar risk profile to the lender as that of a prime borrower. The Merger Agreement provides for each of the following transactions to occur in the following order: (i) Merger Sub Corp will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ParentCo (the “NAC Surviving Company”); (ii) immediately following the First Merger and prior to the Blocker Contribution (as defined below), Blocker shall redeem a specified number of shares of Blocker common stock in exchange for cash (the “Blocker Redemption”); (iii) immediately following the Blocker Redemption, ParentCo will acquire, and the Blocker Holder will contribute to ParentCo the remaining shares of Blocker common stock after giving effect to the Blocker Redemption (the “Blocker Contribution”) such that, following the Blocker Contribution, Blocker will be a wholly-owned subsidiary of the ParentCo; (iv) immediately following the Blocker Contribution, Merger Sub LLC will merge with and into Open Lending (the “Second Merger”), with Open Lending surviving the Second Merger as a wholly-owned subsidiary of ParentCo (the “Surviving Company”); (v) immediately following the Second Merger, Blocker will acquire, and ParentCo will contribute to Blocker all common units of the Surviving Company directly held by ParentCo after the Second Merger; and (vi) the NAC Surviving Company will acquire and ParentCo will contribute to the NAC Surviving Company the remaining shares of Blocker common stock after giving effect to the Blocker Redemption and the Blocker Contribution (the “ParentCo Blocker Contribution”) such that, following the ParentCo Blocker Contribution, Blocker shall be a wholly-owned subsidiary of the NAC Surviving Company (together with the other transactions related thereto, the “Proposed Transactions”). Following the Proposed Transactions, it is expected that ParentCo’s common shares will be listed on the Nasdaq Capital Market.

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

In connection with the Proposed Transactions, we have obtained commitments from interested investors (each a “Subscriber”) to purchase shares of Class A common stock, which will be converted into ParentCo common shares in connection with the closing of the Proposed Transaction (the “PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (the “PIPE”). Several fundamental investors have committed an aggregate of $200 million to participate in the Proposed Transaction through the PIPE anchored by our Sponsor. Our Sponsor has agreed to subscribe for $85,000,000 worth of PIPE Shares for a purchase price of $10.00 per share. Certain offering related expenses are payable by us, including customary fees payable to the placement agents, Deutsche Bank Securities and Goldman Sachs & Co., LLC. Such commitments are being made by way of the Subscription Agreements, by and among the Company, each Subscriber, Open Lending and ParentCo. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Proposed Transactions and to meet the minimum cash requirements provided in the Merger Agreement.

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

Contemporaneously with the execution of the Merger Agreement, the holders of our founder shares (including our sponsor) entered into the Founder Support Agreement, pursuant to which, among other things:

●	Such holders agreed to approve the Merger Agreement and the Proposed Transactions.

●	Such holders agreed to forfeit (without consideration) all warrants held by them to the Company.

●	Our Sponsor agreed that to the extent the NAC Expenses, as defined in the Founder Support Agreement, shall exceed an amount equal to $25,000,000 plus the amount of cash as of the Reference Time, as defined in the Founder Support Agreement, held by the Company without restriction outside of the Company’s trust account and any interest earned on the amount of cash held inside the Company’s trust account (collectively, the “NAC Expense Cap”), then, our sponsor shall, on the closing date of the transaction, in its sole option, either (a) pay any such amount in excess of the NAC Expense Cap to the Company in cash, by wire transfer of immediately available funds to the account designated by the Company, or (b) forfeit to the Company (for no consideration) such number of founder shares (valued at $10.00 per founder share) held by our sponsor that would, in the aggregate, have a value equal to such amount in excess of the NAC Expense Cap; provided, that if our sponsor shall elect to forfeit founder shares and the number of founder shares available for forfeiture shall be insufficient to satisfy our sponsor’s obligations to satisfy such excess NAC Expenses, then Sponsor shall, satisfy any such additional in cash on the closing date of the transaction.

●	Such holders agreed to certain amendments to the lock up terms set forth in that certain letter agreement, dated January 9, 2018, by and among the Company and such holders, pursuant to which the lock up term will be extended for up to seven years following the closing of the transaction for half the shares held by such holders, depending on the trading price of the ParentCo Common Shares (and subject to forfeiture if such trading prices are not reached).

●	Such holders waived any anti-dilution protections provided to holders of the founder shares in the Company’s current certificate of incorporation.

●	Such holders agreed to be issued up to 1,250,000 additional ParentCo Common Shares (the “Earn-Out Shares”) as follows: (i) such holders would be entitled to an aggregate of 625,000 ParentCo Common Shares, if prior to or as of the second anniversary of the of the transaction, the VWAP is greater than or equal to $12.00 over any 20 trading days within any 30-trading day period; and (ii) such holders would be entitled to an aggregate of an additional 625,000 ParentCo Common Shares if, prior to or as of the second anniversary of the closing of the transaction, the VWAP is greater than or equal to $14.00 over any 20 trading days within any 30-trading day period. If a change of control of ParentCo occurs prior to the second anniversary of the closing of the transaction, such holders will be entitled to receive all unissued Earn-Out Shares prior to the consummation of such change of control.

In addition, pursuant to the terms of the Merger Agreement, all SEC and other regulatory filing fees incurred in connection with the proxy statement shall be paid by the Company; provided, however, if the closing of the Proposed Transactions (the “Closing”) occurs, fifty percent of such fees shall be deemed to be the Company’s expenses and fifty percent of such fees shall be deemed to be Open Lending’s expenses. As of March 31, 2020, we have paid $446,906 in regulatory filings fees in connection with such events, and expected to receive a reimbursement of $223,453 from Open Lending if the Closing occurs.

In connection with the Proposed Transactions, ParentCo filed a Registration Statement on Form S-4 with the SEC on March 18, 2020, which contains a preliminary proxy statement for the Company’s stockholders and warrantholders. We will mail a definitive proxy statement and other relevant documents to our stockholders and warrantholders. The Company’s stockholders, warrantholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Proposed Transactions because these proxy statements will contain important information about the Company, Open Lending, and the Proposed Transactions. The definitive proxy statement will be mailed to the Company’s stockholders and warrantholders as of a record date to be established for voting on the Proposed Transactions. Stockholders and warrantholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Nebula Acquisition Corporation, Four Embarcadero Center, Suite 2100, San Francisco, CA 94111, or by calling (513) 618-7161.

On March 18, 2020, we entered into Amendment No. 1 and Waiver (the “First Amendment”) to the Merger Agreement. The First Amendment amends the Merger Agreement to (i) waive the provisions in the Merger Agreement that require us to commence a tender offer for the public warrants, (ii) provide that we shall seek the approval of the holders of the public warrants, at a meeting of the holders of the public warrants, to amend the terms of the Warrant Agreement, dated January 9, 2018 (the “Warrant Agreement”), between the Company and American Stock Transfer & Trust Company, LLC to provide that, upon consummation of the Proposed Transactions, each of our outstanding public warrants, which entitle the holder to purchase one share of Class A common stock, will be exchanged for cash in the amount of $1.50 per each whole public warrant (the “Warrant Amendment”), (iii) provide that the obligations of Open Lending, Blocker and the Blocker Holder to consummate the transactions contemplated by the Merger Agreement shall be conditioned on the registered holders of the public warrants holding at least a majority of the public warrants approving the Warrant Amendment, and (iv) provide that all of the contingency consideration (consisting of 15,000,000 ParentCo Common Shares) will be issued if, prior to or as of the second anniversary of the Closing, the VWAP of the ParentCo Common Shares is greater than or equal to $13.00 for any twenty (20) trading days within any thirty (30) trading day period.

On March 18, 2020, we entered into Amendment No. 1 to the Founder Support Agreement (the “Founder Support Agreement Amendment”), which amendment provides that (i) the Earn-Out Shares will be issued by ParentCo to the Sponsor if, prior to or as of the second anniversary of the Closing, the VWAP of the ParentCo Common Shares is greater than or equal to $13.00 for any twenty (20) trading days within any thirty (30) trading day period and (ii) 3,437,500 ParentCo Common Shares issued in exchange for the shares of Class B common stock will be released from lockup and no longer subject to forfeiture if, prior to or as of the seventh anniversary of the Closing, the VWAP of the ParentCo Common Shares is greater than or equal to $13.00 for any twenty (20) trading days within any thirty (30) trading day period.

On March 26, 2020, we entered into Amendment No. 2 and Consent (the “Second Amendment”) to the Merger Agreement to, among other things, provide for Open Lending to use the proceeds of the recently consummated debt financing (the “Debt Financing”) to make a non-liquidating distribution to the holders of Open Lending’s membership units in an aggregate amount not to exceed the net proceeds of the Debt Financing received by Open Lending (the “Company Distribution”). Upon receipt of its portion of the Company Distribution, Blocker intends to make one or more non-liquidating distributions to the Blocker Holder of cash in excess of the amount of cash necessary to fund certain tax payments and expenses of the Blocker (the “Blocker Distribution”). Pursuant to the Second Amendment, Open Lending and ParentCo consented to the (a) Company Distribution and the (b) Blocker Distribution as required by the terms of the Merger Agreement.

In addition, the Second Amendment amends the Merger Agreement to, among other things, reduce the cash consideration payable by ParentCo under the Merger Agreement at Closing by an amount equal to the Company Distribution. The Second Amendment does not modify or change the overall type of consideration or amounts to be received by the equity holders of Open Lending in connection with the Proposed Transactions as compared to the type of consideration and amounts to be received by the equity holders of Open Lending in connection with the Proposed Transactions if the Company Distribution had not occurred.

Extension

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

On March 6, 2020, the Company notified the Nasdaq Stock Market (“Nasdaq”) of the death of one of its director’s. As a result of such event, the Company is temporarily not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(d)(2)(A) regarding the composition of the board and its compensation committee, respectively, because a majority of the board is not comprised of independent directors and the compensation committee is not comprised of at least two independent directors. The Company has determined to rely on the cure periods set forth in Nasdaq Listing Rules 5605(b)(1)(A) and 5605(d)(4) with respect to the composition of the board and its compensation committee, respectively.

On March 6, 2020, the Company received a response letter from Nasdaq acknowledging the Company's non-compliance with Nasdaq Listing Rule 5605. The Nasdaq letter further provided that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(d)(4), Nasdaq will provide the Company with a cure period in order to regain compliance until the earlier to occur of (i) its next annual stockholders meeting or March 2, 2021; or (ii) if the next annual shareholders' meeting is held before August 31, 2020, then the Company must evidence compliance no later than August 31, 2020.

The Company expects to regain compliance with Nasdaq Listing Rule 5605 prior to the expiration of the cure period provided by Nasdaq.

On February 18, 2020, we received a notification from the staff of the Nasdaq Stock Market (the "Staff") indicating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Rule”), which requires us to have a minimum of 300 public holders. On April 3, 2020, we submitted materials illustrating our plan to gain compliance with the Rule and requesting an extension to regain compliance with the Rule. On April 14, 2020, we received a notification from the Staff that it has granted us an extension to regain compliance with the Rule on or before August 17, 2020.

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

For the three months ended March 31, 2020, we had net loss of approximately $168,000, which consisted of approximately $1.0 million in investment income, offset by approximately $865,000 in general and administrative costs, approximately $50,000 in franchise tax expense, and approximately $292,000 in income tax expense.

For the three months ended March 31, 2019, we had net income of approximately $1.1 million, which consisted of approximately $1.5 million in investment income, offset by approximately $102,000 in general and administrative costs, approximately $50,000 in franchise tax expense, and approximately $309,000 in income tax expense.

Going Concern Consideration and Capital Resources

As of March 31, 2020, we had approximately $616,000 in our operating bank account, approximately $7.3 million of investment income available in the Trust Account to pay for franchise and income taxes (less $100,000 of investment income to pay dissolution expenses, and up to $500,000 of investment income released to us for working capital purposes, which was withdrawn by us in December 2019), and working capital deficit of approximately $692,000.

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, an aggregate of approximately $242,000 in advances due to related party, approximately $291,000 in loans from the Sponsor, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and proceeds from investment income released from the Trust Account to pay for taxes. We repaid the loans from the Sponsor in full in February 2018. We anticipate that we may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through June 12, 2020, the mandatory liquidation date.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2020.

Related Party Transactions

Founder Shares

On October 16, 2017, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. In December 2017, the Sponsor transferred 25,000 Founder Shares to each of our then independent directors, at the original per share purchase price. Also in January 2018, another 25,000 Founder Shares were transferred to one of our independent directors. On January 12, 2018, we were advised by the underwriters’ that it had elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in the forfeiture of 312,500 shares of Class B common stock held by the Sponsor.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.  As of March 31, 2020, there were no working capital loans outstanding.

Due to Related Party

An affiliate of the Company paid administrative expenses on behalf of the Company for an aggregate of approximately $242,000 and $204,000, as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. These amounts are due on demand and are non-interest bearing.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 26,695,125 and 26,695,125 of the 27,500,000 public shares were classified outside of permanent equity, respectively.

Net Income (Loss) per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 14,166,667 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock for the three months ended March 31, 2020 and 2019 is calculated by dividing the interest income earned on the Trust Account of approximately $1.0 million and approximately $1.5 million, net of applicable taxes of approximately $342,000 and approximately $359,000, and funds available to be withdrawn from Trust for working capital purposes of $500,000 and approximately $102,000, resulted in a net income of approximately $197,000 and approximately $1.1 million, respectively, by the weighted average number of Class A common stock outstanding for the periods. Net income per share, basic and diluted, for Class B common stock for the three months ended March 31, 2020 and 2019 is calculated by dividing the net loss of approximately $168,000 and net income of approximately $1.1 million, less income attributable to Public Shares of approximately $197,000 and approximately $1.1 million, resulted in a net loss of approximately $365,000 and $0, by the weighted average number of Class B common stock outstanding for the periods.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the net proceeds of our initial public offering and simultaneous private placement not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

As of March 31, 2020, we had approximately $616,000 in operating bank account, approximately $7.3 million of investment income available in the Trust Account to pay for franchise and income taxes (less $100,000 of investment income to pay dissolution expenses, and up to $500,000 of investment income released to us for working capital purposes, which was withdrawn by us in December 2019), and working capital deficit of approximately $692,000. Funds in the Trust Account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

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

The consummation of our business combination may be significantly adversely affected by the recent outbreak of COVID-19.

On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the coronavirus disease 2019 (COVID-19) outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary Mr. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. If the COVID-19 outbreak lasts for an extended period of time, it may impact our ability to consummate the Merger Agreement. If continued concerns relating to COVID-19 virus restrict travel or the Target Company’s personnel, vendors and services providers are unavailable to provide such services, we may not be able to consummate the Merger Agreement in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate the Merger Agreement may be materially adversely affected.

Other than the above risk factors, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for fiscal year 2019, which was filed with the SEC on February 14, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $275.0 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Company’s trust account. As of March 31, 2020, approximately $616,000 was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The Company paid approximately $6.1 million of offering cost including the repayment of the note from the Sponsor and the remaining proceeds of approximately $1.6 million held outside the Trust Account upon closing of the Initial Public Offering have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of January 5, 2020, by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, the Company, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.1 to Nebula’s Current Report on Form 8-K filed January 6, 2020).
2.2	Amendment No. 1 and Waiver, dated as of March 18, 2020, to the Business Combination Agreement by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, the Company, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.2 to Nebula’s Current Report on Form 8-K filed March 18, 2020).
2.3	Amendment No. 2 and Consent, dated as of March 26, 2020, to the Business Combination Agreement by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, the Company, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.2 to Nebula’s Current Report on Form 8-K filed March 27, 2020).
10.1	Founder Support Agreement, dated as of January 5, 2020, by and among Nebula, ParentCo, the Company, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb (incorporated by reference to Exhibit 10.1 to Nebula’s Current Report on Form 8-K filed January 6, 2020) (the “Founder Support Agreement”).
10.2	Amendment No. 1, dated as of March 18, 2020, to the Founder Support Agreement by and among Nebula, ParentCo, the Company, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, James C. Hale and Ronald Lamb.
31.1*	Certification of the Principal Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEBULA ACQUISITION CORPORATION

Dated: May 8, 2020	/s/ Adam H. Clammer
	Name:	Adam H. Clammer
	Title:	Co-Chairman of the Board of Directors and
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2020	/s/ Rufina Adams
	Name:	Rufina Adams
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)